Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XX L P
filed 1995-05-15
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                            -------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14007




                        MCNEIL REAL ESTATE FUND XX, L.P.
- - - - - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                                33-0050225
- - - - - -----------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - - - - -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code (214) 448-5800
                                                   --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XX, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - - - - ------  --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             March 31,          December 31,
                                                                               1995                1994
                                                                             ---------          ----------
ASSETS
- - - - - ------

Real estate investments:
   Land.....................................................               $    699,697          $  699,697
   Buildings and improvements...............................                  6,012,114           6,001,172
                                                                             ----------           ---------
                                                                              6,711,811           6,700,869
   Less:  Accumulated depreciation..........................                   (843,882)           (762,675)
                                                                             ----------           ---------
                                                                              5,867,929           5,938,194

Mortgage loan investments, net of allowance of
   $792,013 at March 31, 1995 and
   December 31, 1994........................................                  3,645,126           3,684,406
Mortgage loan investment - affiliate........................                    733,900             733,900
Cash and cash equivalents ..................................                  3,666,121           3,734,020
Cash segregated for security deposits.......................                     62,764              56,480
Interest and other accounts receivable......................                     59,990              50,244
Escrow deposits.............................................                    163,371             128,642
Deferred borrowing costs, net of accumulated
   amortization of $21,322 and $18,137 at March 31,
   1995 and December 31, 1994, respectively.................                    140,172             143,357
Prepaid expenses and other assets...........................                      8,245              14,868
                                                                             ----------          ----------
                                                                            $14,347,618         $14,484,111
                                                                             ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - - - - -----------------------------------------

Mortgage note payable, net..................................                $2,792,289          $2,802,303
Accounts payable and other accrued expenses.................                    89,337              79,726
Accrued property taxes......................................                   153,237             112,216
Payable to affiliates - General Partner.....................                    23,055              19,449
Deferred gain...............................................                   175,994             150,053
Security deposits and deferred rental income................                    73,736              54,851
                                                                             ---------           ---------
                                                                             3,307,648           3,218,598
                                                                             ---------           ---------

Partners' equity (deficit):
  Limited  partners  - 60,000  limited  partnership  units
   authorized;  49,512 limited  partnership  units issued
   and outstanding at March 31, 1995 and December 31, 1994..                11,360,396          11,586,184
  General Partner...........................................                  (320,426)           (320,671)
                                                                            ----------          ----------
                                                                            11,039,970          11,265,513
                                                                            ----------          ----------
                                                                           $14,347,618         $14,484,111
                                                                            ==========          ==========




The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  1995                1994
                                                                                --------            --------
Revenue:
  Rental revenue...............................................                $ 328,983           $ 272,450
  Interest income on mortgage loan investments.................                   68,220             141,621
  Interest income on mortgage loan investment - affiliate......                   15,137              15,136
  Other interest income........................................                   50,453              28,949
                                                                                --------            --------
    Total revenue..............................................                  462,793             458,156
                                                                                --------            --------

Expenses:
  Interest.....................................................                   63,421              61,371
  Depreciation.................................................                   81,207              62,741
  Property taxes...............................................                   46,788              37,371
  Personnel costs..............................................                   49,543              35,763
  Utilities....................................................                   20,333              24,068
  Repairs and maintenance......................................                   29,783              23,952
  Property management fees - affiliates........................                   15,500              12,867
  Other property operating expenses............................                   19,671              13,931
  General and administrative...................................                   16,610              15,737
  General and administrative - affiliates......................                   95,479              92,153
                                                                                --------            --------
    Total expenses.............................................                  438,335             379,954
                                                                                --------            --------

Net income.....................................................                $  24,458           $  78,202
                                                                                ========             =======

Net income allocable to limited partners.......................                $  24,213           $  77,420
Net income allocable to General Partner........................                      245                 782
                                                                                --------            --------
Net income.....................................................                $  24,458           $  78,202
                                                                                ========            ========

Net income per limited partnership unit........................                $     .49           $    1.56
                                                                                ========            ========

Distributions per limited partnership unit......................                $    5.05           $       -
                                                                                ========            ========

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three months Ended March 31, 1995 and 1994




                                                                                                   Total
                                                       General               Limited               Partners'
                                                       Partner               Partners              Equity
                                                       --------              ----------            ----------
Balance at December 31, 1993..............            $(321,560)            $11,748,097           $11,426,537

Net income................................                  782                  77,420                78,202
                                                       --------              ----------            ----------

Balance at March 31, 1994.................            $(320,778)            $11,825,517           $11,504,739
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(320,671)            $11,586,184           $11,265,513

Net income................................                  245                  24,213                24,458

Distributions.............................                    -                (250,001)             (250,001)
                                                       --------              ----------            ----------

Balance at March 31, 1995.................            $(320,426)            $11,360,396           $11,039,970
                                                       ========              ==========            ==========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Cash flows from operating activities:
   Cash received from tenants........................                    $ 340,881               $ 268,776
   Cash paid to suppliers............................                     (118,172)               (135,075)
   Cash paid to affiliates...........................                     (107,373)               (118,277)
   Interest received.................................                      138,982                 143,672
   Interest received from affiliates.................                       12,221                  12,221
   Interest paid.....................................                      (58,551)                (56,773)
   Property taxes paid...............................                       (5,767)                (15,718)
   Property taxes escrowed...........................                      (36,678)                (25,467)
                                                                         ---------               ---------
Net cash provided by operating activities............                      165,543                  73,359
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                      (10,942)                (60,559)
   Collection of principal on mortgage loan
     investments.....................................                       39,280                  15,166
                                                                         ---------               ---------
Net cash provided by (used in) investing
     activities......................................                       28,338                 (45,393)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (11,779)                (10,835)
   Distributions paid................................                     (250,001)                      -
                                                                         ---------               ---------
Net cash used in financing activities................                     (261,780)                (10,835)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash
   equivalents.......................................                      (67,899)                 17,131

Cash and cash equivalents at beginning of
   period............................................                    3,734,020               3,811,021
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,666,121              $3,828,152
                                                                         =========               =========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                             1995                    1994
                                                                            ------                  ------
Net income...........................................                     $ 24,458                 $78,202
                                                                           -------                  ------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                       81,207                  62,741
   Amortization of deferred borrowing costs..........                        3,185                   2,994
   Amortization of discount on mortgage note
     payable.........................................                        1,765                   1,678
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (6,284)                 (8,439)
     Interest and other accounts receivable..........                       (9,746)                (30,070)
     Escrow deposits.................................                      (34,729)                (13,782)
     Prepaid expenses and other assets...............                        6,623                  (3,213)
     Accounts payable and other accrued
       expenses......................................                        9,611                 (30,170)
     Accrued property taxes..........................                       41,021                  21,652
     Payable to affiliates - General Partner.........                        3,606                 (13,257)
     Deferred gain...................................                       25,941                       -
     Security deposits and deferred rental
       income........................................                       18,885                   5,023
                                                                           -------                  ------

       Total adjustments.............................                      141,085                  (4,843)
                                                                           -------                  ------

Net cash provided by operating activities............                     $165,543                 $73,359
                                                                           =======                  ======










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)

NOTE 1.
- - - - - ------

McNeil Real Estate Fund XX, L.P. (the "Partnership"), formerly known as Southmark Income Investors, Ltd., was organized on July 19, 1984 as a limited partnership under the provisions of the California Revised Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XX, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, Dallas, Texas 75240.

NOTE 3.
- - - - - ------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 4.
- - - - - ------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value or
(iii) on 1130 Sacramento, the net book value of the property is used. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                             1995                    1994
                                                                            ------                  ------
Property management fees.............................                     $ 15,500                $ 12,867
Charged to general and administrative - affiliates:
   Partnership administration........................                       53,417                  50,869
   Asset management fee..............................                       42,062                  41,284
                                                                            ------                  ------
                                                                          $110,979                $105,020
                                                                           =======                 =======


Payable to affiliates - General Partner at March 31, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
- - - - - ------

In May 1994, the Idlewood Nursing Home mortgage loan investment was modified, extending the maturity date to March 1999 and reducing the interest rate on the loan from 12% to 8.5%. Unpaid accrued interest of $82,566 for November 1993 through February 1994 was added to the principal balance at March 1, 1994 and is no longer considered interest. Monthly payments of principal and interest were reduced from $25,067 to $17,286 beginning April 1, 1994. In February 1995, the Idlewood Nursing Home mortgage loan investment was again modified. The interest rate remained at 8.5% and the maturity date was changed to February 1, 1998. The borrower paid the Partnership $33,200 in cash at the date of modification and the monthly payments on the loan were changed such that cash flow from operations of the property, with a minimum payment of $9,130, are due monthly.

In February 1995, the Lakeland Nursing Home mortgage loan investment was modified extending the maturity date to February 1, 1999. The interest rate and monthly payment amount remain the same. The borrower paid a $25,941 extension fee which the Partnership recorded as a deferred gain.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- - - - - -------------------

There has been no significant change in the operations of Sterling Springs Apartments or 1130 Sacramento since December 31, 1994.

The Partnership reported net income of $24,458 for the first three months of 1995 as compared to $78,202 for the same period in 1994. Revenues in 1995 were $462,793 as compared to $458,156 in 1994, while expenses increased to $438,335 from $379,954.

Net cash provided by operating activities was $165,543 for the three months ended March 31, 1995, a change from the $73,359 provided during the same three month period in 1994. The Partnership expended $10,942 for capital improvements, made $11,779 in principal payments on its mortgage note payable, and collected $39,280 of principal on mortgage loan investments. After distributions of $250,001 to the limited partners, cash and cash equivalents totaled $3,666,121 at March 31, 1995, a net decrease of $67,899 from the balance at December 31, 1994.

RESULTS OF OPERATIONS
- - - - - ---------------------

Revenue:

Total revenue increased by $4,637 for the three month period ended March 31, 1995, as compared to the same period in 1994. The increase was due to an increase in rental revenue which was offset by a decrease in interest income on mortgage loan investments as discussed below.

Rental revenue for the three month period ended March 31, 1995 increased by $56,533 as compared to the same period in 1994. The increase was due to an increase in rental rates at Sterling Springs Apartments in February 1995. Also contributing to the increase in rental revenue was the increase in the occupancy rate at 1130 Sacramento from 25% at March 31, 1994 to 100% at March 31, 1995.

Interest income on mortgage loan investments decreased by $73,401 for the three months ended March 31, 1995, as compared to the same period in 1994 due to the modification of the Idlewood Nursing Home mortgage loan investment in February 1995 (See Item 1-Note 5). In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which the Partnership adopted in 1994, the Partnership has ceased accruing interest on the loan and all payments received are recorded as a reduction of principal.

Other interest income earned on short-term investments of cash and cash equivalents increased by $21,504 for the three month period ended March 31, 1995 as compared to the respective period in 1994. The increase was mainly due to an increase in interest rates earned on invested cash during the first quarter of 1995.

Expenses:

Total expenses for the three month period ended March 31, 1995 increased by $58,381, as compared to the respective period in 1994.

Depreciation expense increased by $18,466 for the three months ended March 31, 1995, as compared to the same period in 1994. The increase was primarily due to the addition of depreciable capital improvements at Sterling Springs Apartments and 1130 Sacramento Condominiums.

Property taxes for the three months ended March 31, 1995 increased by $9,417, as compared to the same period in 1994. The increase was mainly due to an increase in the property tax liability at 1130 Sacramento due to an increase in the assessed taxable value of the property after its completion in early 1994.

Personnel costs increased by $13,780 for the three months ended March 31, 1995 as compared to the respective period in 1994. The increase was due to an increase in bonuses paid at Sterling Springs and 1130 Sacramento, the result of an increase in the overall performance of the properties in the first quarter of 1995.

Repairs and maintenance expense increased by $5,831 for the first three months of 1995, as compared to the first three months of 1994, due to an increase in parking lot repairs and electrical repairs at 1130 Sacramento.

Property management fees increased by $2,633 in the three months ended March 31, 1995, as compared to 1994, due to an increase in gross rental receipts, on which the fees are based, at 1130 Sacramento Condominiums and Sterling Springs Apartments.

Other property operating expenses increased by $5,740 for the first quarter of 1995 as compared to the same quarter in 1994. The increase was mainly due to an increase in property insurance at Sterling Springs, the result of a refund received from the insurance company in the first quarter of 1994. No such refund was received in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership generated $165,543 through operating activities for the first three months of 1995 as compared to $73,359 for the first three months of 1994. The increase in 1995 was mainly due to an increase in cash received from tenants (see discussion of increase in rental revenue above).

The Partnership expended $10,942 and $60,559 for capital improvements to its properties in the first quarter of 1995 and 1994, respectively. 1994 includes improvements to 1130 Sacramento for which construction was completed early in 1994.

The Partnership collected $39,280 of principal on its mortgage loan investments in the first three months of 1995 as compared to $15,166 collected in the same period in 1994. As previously discussed, in accordance with SFAS 114, all payments received on the Idlewood Nursing Home mortgage loan investment have been recorded as a reduction of principal in 1995.

The Partnership distributed $250,001 to the limited partners in the first quarter of 1995 from cash from operations. No distributions were made in the first quarter of 1994.

Short-term liquidity:
- - - - - --------------------

At March 31, 1995, the Partnership held cash and cash equivalents of $3,666,121. This balance provides a reasonable level of working capital for the Partnerships immediate needs in operating its properties.

In 1995, operations of Sterling Springs Apartments and 1130 Sacramento are expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value and competitiveness in the market. The Partnership has budgeted to spend approximately $86,000 on capital improvements to its properties in 1995, which are expected to be funded from operations of the properties.

For 1995, management expects that cash from operations of its properties and principal and interest collections on the mortgage loan investments, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

Long-term liquidity:
- - - - - -------------------

Only one property, Sterling Springs Apartments, is encumbered with mortgage debt. The mortgage on this property is not due until 2003.

In the event that the Partnership acquires ownership of other properties through foreclosure, the cash and cash equivalent balances presently held will provide a source for the maintenance and improvement of the properties. Because the timing and number of properties which may be foreclosed is uncertain, there is no assurance that the balances presently held will be sufficient for needed capital improvements. At present, there are no commitments nor any known needs for improvements to the properties securing the Partnership's loans. The Partnership has no existing lines of credit from outside sources.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

Another possible source of funds is the sale of the Partnership's mortgage loan investments or properties securing the Partnership's mortgage loans. Such sales are possibilities only, and since the Partnership does not control the properties securing its loans, sales of those properties may occur only if initiated by the borrower or in the event of foreclosure by the Partnership. There is no assurance that any sales can be contracted or closed to coincide with the Partnership's future cash needs. For the long term, the Partnership will remain dependent on operations of the properties it owns or of the properties securing its loans as the primary source of debt repayment, until the properties can be sold.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - - ------   --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Document Description
         -------                    --------------------

         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 30,  1992.
                                    (Incorporated  by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         11.                        Statement regarding computation of Net Income per Limited Partnership Unit:  Net income perlimited partnership unit is  computed by dividing net income allocated to the limited partners by the weighted  average  number of limited  partnership units outstanding.  Per unit information has been  computed based on 49,512  and
                                    49,524 limited partnership  units  outstanding  in 1995 and 1994, respectively.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XX, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



         May 15, 1995                              By:  /s/ Donald K. Reed
- - - - - ------------------------------                          -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



         May 15, 1995                              By:  /s/ Robert C. Irvine
- - - - - ------------------------------                          -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



         May 15, 1995                              By:  /s/ Carol A. Fahs
- - - - - ------------------------------                          -------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
