Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XX L P
filed 1995-08-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      June 30, 1995
                           ---------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14007




                        MCNEIL REAL ESTATE FUND XX, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                                33-0050225
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                   ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                        MCNEIL REAL ESTATE FUND XX, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                              June 30,          December 31,
                                                                                1995                1994
                                                                             ---------            --------
ASSETS
------

Real estate investments:
   Land.....................................................               $   699,697          $  699,697
   Buildings and improvements...............................                 6,033,727           6,001,172
                                                                            ----------           ---------
                                                                             6,733,424           6,700,869
   Less:  Accumulated depreciation..........................                  (925,089)           (762,675)
                                                                            ----------           ---------
                                                                             5,808,335           5,938,194

Mortgage loan investments, net of allowance of
   $792,013 at June 30, 1995 and
   December 31, 1994........................................                 3,602,448           3,684,406
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 3,739,083           3,734,020
Cash segregated for security deposits.......................                    75,660              56,480
Interest and other accounts receivable......................                    57,373              50,244
Escrow deposits.............................................                    84,076             128,642
Deferred borrowing costs, net of accumulated
   amortization of $23,484 and $18,137 at June 30,
   1995 and December 31, 1994, respectively.................                   138,010             143,357
Prepaid expenses and other assets...........................                     8,302              14,868
                                                                            ----------          ----------
                                                                           $14,247,187         $14,484,111
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable, net..................................               $ 2,781,464         $ 2,802,303
Accounts payable and other accrued expenses.................                    56,724              79,726
Accrued property taxes......................................                    61,990             112,216
Payable to affiliates - General Partner.....................                    23,350              19,449
Deferred gain...............................................                   175,994             150,053
Security deposits and deferred rental income................                    61,913              54,851
                                                                            ----------          ----------
                                                                             3,161,435           3,218,598
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership  units
     authorized;  49,512 limited partnership units issued
     and outstanding at June 30, 1995 and
     December 31, 1994......................................                11,405,721          11,586,184
   General Partner..........................................                  (319,969)           (320,671)
                                                                            ----------          ----------
                                                                            11,085,752          11,265,513
                                                                            ----------          ----------
                                                                           $14,247,187         $14,484,111
                                                                            ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                              June 30,
                                             --------------------------           ------------------------
                                               1995               1994              1995              1994
                                             -------            -------           -------            -------
Revenue:
   Rental revenue................           $335,573           $282,404          $664,556           $554,854
   Interest income on mortgage
     loan investments............             72,954            122,004           141,174            263,625
   Interest income on mortgage
     loan investment - affiliate.             15,305             15,306            30,442             30,442
   Other interest income.........             57,972             34,840           108,425             63,789
                                             -------            -------           -------            -------
     Total revenue...............            481,804            454,554           944,597            912,710
                                             -------            -------           -------            -------

Expenses:
   Interest......................             61,585             61,894           125,006            123,265
   Depreciation..................             81,207             71,886           162,414            134,627
   Property taxes................             46,788             40,629            93,576             78,000
   Personnel costs...............             35,775             31,184            85,318             66,947
   Utilities.....................             21,088             17,930            41,421             41,998
   Repairs and maintenance.......             27,476             30,339            57,259             54,291
   Property management
     fees - affiliates...........             17,343             14,194            32,843             27,061
   Other property operating
     expenses....................             22,753             14,639            42,424             28,570
   General and administrative....             25,913             16,972            42,523             32,709
   General and administrative -
     affiliates..................             96,094             89,726           191,573            181,879
                                             -------            -------           -------            -------
     Total expenses..............            436,022            389,393           874,357            769,347
                                             -------            -------           -------            -------

Net income.......................           $ 45,782           $ 65,161          $ 70,240           $143,363
                                             =======            =======           =======            =======

Net income allocable
   to limited partners...........           $ 45,325           $ 64,509          $ 69,538           $141,929
Net income allocable
   to General Partner............                457                652               702              1,434
                                             -------            -------           -------            -------
Net income.......................           $ 45,782           $ 65,161          $ 70,240           $143,363
                                             =======            =======           =======            =======

Net income per limited
   partnership unit..............           $    .92           $   1.30          $   1.40           $   2.87
                                             =======            =======           =======            =======

Distributions per limited
   partnership unit..............           $      -           $      -          $   5.05           $      -
                                             =======            =======           =======            =======




The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994





                                                                                                    Total
                                                       General                Limited               Partners'
                                                       Partner                Partners              Equity
                                                      ----------            -----------           -----------
Balance at December 31, 1993..............            $(321,560)            $11,748,097           $11,426,537

Net income................................                1,434                 141,929               143,363
                                                       --------              ----------            ----------

Balance at June 30, 1994..................            $(320,126)            $11,890,026           $11,569,900
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(320,671)            $11,586,184          $11,265,513

Net income................................                  702                  69,538               70,240

Distributions.............................                    -                (250,001)            (250,001)
                                                       --------              ----------           ----------

Balance at June 30, 1995..................            $(319,969)            $11,405,721          $11,085,752
                                                       ========              ==========           ==========






















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Cash flows from operating activities:
   Cash received from tenants........................                    $ 652,466               $ 541,091
   Cash paid to suppliers............................                     (312,578)               (253,746)
   Cash paid to affiliates...........................                     (220,515)               (234,486)
   Interest received.................................                      275,641                 278,112
   Interest received from affiliates.................                       24,443                  24,443
   Interest paid.....................................                     (116,861)               (118,742)
   Property taxes paid...............................                      (31,586)                (15,854)
   Property taxes escrowed...........................                      (68,504)                (50,934)
                                                                         ---------               ---------
Net cash provided by operating activities............                      229,460                 169,884
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                      (32,555)               (110,174)
   Collection of principal on mortgage loan
     investments.....................................                       81,958                  17,552
                                                                         ---------               ---------
Net cash provided by (used in) investing
   activities........................................                       49,403                 (92,622)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (23,799)                (21,917)
   Distributions paid................................                     (250,001)                      -
                                                                         ---------                       -
Net cash used in financing activities................                     (273,800)                (21,917)
                                                                         ---------               ---------

Net increase in cash and cash equivalents............                        5,063                  55,345

Cash and cash equivalents at beginning of
   period............................................                    3,734,020               3,811,021
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,739,083              $3,866,366
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                            1995                     1994
                                                                          --------                 -------
Net income...........................................                     $ 70,240                $143,363
                                                                           -------                 -------

Adjustments  to  reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                      162,414                 134,627
   Amortization of deferred borrowing costs..........                        5,347                   2,994
   Amortization of discount on mortgage note
     payable.........................................                        2,960                   1,677
   Changes in assets and liabilities:
     Mortgage loan investments.......................                            -                 (94,692)
     Cash segregated for security deposits...........                      (19,180)                (21,929)
     Interest and other accounts receivable..........                       (7,129)                 30,990
     Escrow deposits.................................                       44,566                 (26,595)
     Prepaid expenses and other assets...............                        6,566                 (19,735)
     Accounts payable and other accrued
       expenses......................................                      (23,002)                (34,189)
     Accrued property taxes..........................                      (50,226)                 62,146
     Payable to affiliates - General Partner.........                        3,901                 (25,546)
     Deferred gain...................................                       25,941
     Security deposits and deferred rental
       income........................................                        7,062                  16,773
                                                                           -------                 -------

       Total adjustments.............................                      159,220                  26,521
                                                                           -------                 -------

Net cash provided by operating activities............                     $229,460                $169,884
                                                                           =======                 =======












The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                             1995                    1994
                                                                           -------                  ------
Property management fees.............................                     $ 32,843                 $ 27,061
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      106,249                   98,508
   Asset management fee..............................                       85,324                   83,371
                                                                           -------                  -------
                                                                          $224,416                 $208,940
                                                                           =======                  =======

Payable to affiliates - General Partner at June 30, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

In February 1995, the Lakeland Nursing Home mortgage loan investment was modified extending the maturity date to February 1, 1998. The interest rate and monthly payment amount remain the same. The borrower paid a $25,941 extension fee which the Partnership recorded as a deferred gain.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments or 1130 Sacramento Condominiums since December 31, 1994.

The Partnership reported net income of $70,240 for the first six months of 1995 as compared to $143,363 for the same period in 1994. Revenues in 1995 were $944,597 as compared to $912,710 in 1994, while expenses increased to $874,357 from $769,347.

Net cash provided by operating activities was $229,460 for the six months ended June 30, 1995, a change from the $169,884 provided during the same six month period in 1994. The Partnership expended $32,555 for capital improvements, made $23,799 in principal payments on its mortgage note payable, and collected
$81,958 of principal on mortgage loan investments. After distributions of $250,001 to the limited partners, cash and cash equivalents totaled $3,739,083 at June 30, 1995, a net increase of $5,063 from the balance at December 31, 1994.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $27,250 and $31,887 for the three and six month periods ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was due to an increase in rental revenue which was partially offset by a decrease in interest income on mortgage loan investments as discussed below.

Rental revenue for the three and six month periods ended June 30, 1995 increased by $53,169 and $109,702, respectively, as compared to the same periods in 1994. The increase was mainly due to an increase in rental rates at Sterling Springs Apartments in February 1995. Also contributing to the increase in rental revenue was the increase in the occupancy rate at 1130 Sacramento from 50% at June 30, 1994 to 100% at June 30, 1995.

Interest income on mortgage loan investments decreased by $49,050 and $122,451 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994 due to the modification of the Idlewood Nursing Home mortgage loan investment in February 1995 (See Item 1 - Note 5). In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which the Partnership adopted in 1994, the Partnership has ceased accruing interest on the loan and all payments received are recorded as a reduction of principal.

Other interest income earned on short-term investments of cash and cash equivalents increased by $23,132 and $44,636 for the three and six month periods ended June 30, 1995, respectively, as compared to the respective periods in 1994. The increase was mainly due to an increase in interest rates earned on invested cash during the first six months of 1995.

Expenses:

Total expenses for the three and six month periods ended June 30, 1995 increased by $46,629 and $105,010, respectively, as compared to the respective periods in 1994.

Depreciation expense increased by $9,321 and $27,787 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was primarily due to the addition of depreciable capital improvements at Sterling Springs Apartments and 1130 Sacramento Condominiums.

Property taxes for the three and six months ended June 30, 1995 increased by $6,159 and $15,576, respectively, as compared to the same periods in 1994. The increase was mainly due to an increase in the property tax liability at 1130 Sacramento due to an increase in the assessed taxable value of the property after its completion in early 1994.

Personnel costs increased by $4,591 and $18,371 for the three and six months ended June 30, 1995, respectively, as compared to the respective periods in 1994. The increase was due to an increase in bonuses paid at Sterling Springs and 1130 Sacramento, the result of an increase in the overall performance of the properties in the first quarter of 1995.

Property management fees increased by $3,149 in the three months and by $5,782 in the six months ended June 30, 1995, in relation to the comparable periods in 1994, due to an increase in gross rental receipts, on which the fees are based, at 1130 Sacramento Condominiums and Sterling Springs Apartments.

Other property operating expenses increased by $8,114 and $13,854 for the first three and six months of 1995, respectively, as compared to the same periods in 1994. The increase was mainly due to an increase in property insurance costs in 1995.

General and administrative expenses increased by $8,941 and $9,814 for the three and six month period ended June 30, 1995, respectively, as compared to the respective periods in 1994. The increase was due to an increase in legal fees, the result of the Idlewood and Lakeland note modifications.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $229,460 through operating activities for the first six months of 1995 as compared to $169,884 for the first six months of 1994. The increase in 1995 was mainly due to an increase in cash received from tenants (see discussion of increase in rental revenue above).

The Partnership expended $32,555 and $110,174 for capital improvements to its properties in the first six months of 1995 and 1994, respectively. 1994 includes improvements to 1130 Sacramento for which construction was completed early in 1994.

The Partnership collected $81,958 of principal on its mortgage loan investments in the first six months of 1995 as compared to $17,552 collected in the same period in 1994. As previously discussed, in accordance with SFAS 114, all payments received on the Idlewood Nursing Home mortgage loan investment have been recorded as a reduction of principal in 1995.

The Partnership distributed $250,001 to the limited partners in the first quarter of 1995 from cash from operations. No distributions were made in the first six months of 1994.

Short-term liquidity:
--------------------

At June 30, 1995, the Partnership held cash and cash equivalents of $3,739,083. This balance provides a reasonable level of working capital for the Partnerships immediate needs in operating its properties.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
------   -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 22,280 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $100.00 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Document Description

         4.                         Amended and  Restated  Limited  Partnership Agreement  dated  March 30,  1992.
                                    (Incorporated  by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         11.                        Statement   regarding   computation  of  Net
                                    Income per  Limited  Partnership  Unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the limited partners by the weighted average
                                    number   of   limited    partnership   units
                                    outstanding.  Per unit  information has been
                                    computed  based on 49,512 and 49,524 limited
                                    partnership  units  outstanding  in 1995 and
                                    1994, respectively.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   McNEIL REAL ESTATE FUND XX, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       August 14, 1995                             By:  /s/  Donald K. Reed
------------------------------------                    ------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       August 14, 1995                             By:  /s/  Robert C. Irvine
------------------------------------                    ------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       August 14, 1995                             By:  /s/  Carol A. Fahs
------------------------------------                    ------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
