Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XX L P
filed 1995-11-13
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30, 1995
                              --------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                    --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XX, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                           September 30,        December 31,
                                                                               1995                 1994
                                                                            ----------           ----------
ASSETS
------

Real estate investments:
   Land.....................................................                $  699,697          $  699,697
   Buildings and improvements...............................                 6,079,772           6,001,172
                                                                             ---------           ---------
                                                                             6,779,469           6,700,869
   Less:  Accumulated depreciation..........................                (1,008,996)           (762,675)
                                                                             ---------           ---------
                                                                             5,770,473           5,938,194

Mortgage loan investments, net of allowance of
   $792,013 at September 30, 1995 and
   December 31, 1994........................................                 3,578,935           3,684,406
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 3,825,648           3,734,020
Cash segregated for security deposits.......................                    70,753              56,480
Interest and other accounts receivable......................                    60,701              50,244
Escrow deposits.............................................                   110,382             128,642
Deferred borrowing costs, net of accumulated
   amortization of $27,888 and $18,137 at September 30,
   1995 and December 31, 1994, respectively.................                   133,606             143,357
Prepaid expenses and other assets...........................                    10,072              14,868
                                                                            ----------          ----------
                                                                           $14,294,470         $14,484,111
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable, net..................................                $2,771,624         $ 2,802,303
Accounts payable and other accrued expenses.................                   171,525              79,726
Accrued property taxes......................................                    96,857             112,216
Payable to affiliates - General Partner.....................                    25,626              19,449
Deferred gain...............................................                   170,806             150,053
Security deposits and deferred rental income................                    60,323              54,851
                                                                             ---------           ---------
                                                                             3,296,761           3,218,598
                                                                             ---------           ---------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership  units
   authorized;  49,512 limited partnership units issued and
   outstanding at September 30, 1995 and December 31, 1994..                11,318,558          11,586,184
   General Partner..........................................                  (320,849)           (320,671)
                                                                            ----------          ----------
                                                                            10,997,709          11,265,513
                                                                            ----------          ----------
                                                                           $14,294,470         $14,484,111
                                                                            ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                       September 30,
                                             --------------------------         ----------------------------
                                              1995                1994            1995                1994
                                             -------            -------         ---------          ---------
Revenue:
   Rental revenue................           $339,876           $308,069        $1,004,432         $  862,923
   Interest income on mortgage
     loan investments............             74,864             90,931           216,038            354,556
   Interest income on mortgage
     loan investment - affiliate.             15,473             15,473            45,915             45,915
   Other interest income.........             53,497             40,825           161,922            104,614
                                             -------            -------         ---------          ---------
     Total revenue...............            483,710            455,298         1,428,307          1,368,008
                                             -------            -------         ---------          ---------

Expenses:
   Interest......................             64,811             64,933           189,817            188,198
   Depreciation..................             83,907             71,885           246,321            206,512
   Property taxes................             34,867             40,494           128,443            118,494
   Personnel costs...............             38,176             35,278           123,494            102,225
   Utilities.....................             26,328             19,567            67,749             61,565
   Repairs and maintenance.......             35,249             32,918            92,508             87,209
   Property management
     fees - affiliates...........             16,601             14,722            49,444             41,783
   Other property operating
     expenses....................             17,470             22,575            59,894             51,145
   General and administrative....            159,003             17,221           201,526             49,930
   General and administrative -
     affiliates..................             95,341             93,778           286,914            275,657
                                             -------            -------         ---------          ---------
     Total expenses..............            571,753            413,371         1,446,110          1,182,718
                                             -------            -------         ---------          ---------

Net income (loss)................           $(88,043)          $ 41,927        $  (17,803)        $  185,290
                                             =======            =======         =========          =========

Net income (loss) allocable
   to limited partners...........           $(87,163)          $ 41,508        $  (17,625)        $  183,437
Net income (loss) allocable
   to General Partner............               (880)               419              (178)             1,853
                                             -------            -------         ---------          ---------
Net income (loss)................           $(88,043)          $ 41,927        $  (17,803)        $  185,290
                                             =======            =======         =========          =========

Net income  (loss)  per limited
   partnership unit..............           $  (1.76)          $    .84        $     (.36)        $     3.70
                                             =======            =======         =========          =========

Distributions per limited
   partnership unit..............           $      -           $   5.50        $     5.05         $     5.05
                                             =======            =======         =========          =========





The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994





                                                                                                   Total
                                                        General              Limited               Partners'
                                                        Partner              Partners              Equity
                                                       ---------            -----------           -----------
Balance at December 31, 1993..............            $(321,560)            $11,748,097           $11,426,537

Net income................................                1,853                 183,437               185,290

Distributions.............................                    -                (249,933)             (249,933)
                                                       --------              ----------            ----------

Balance at September 30, 1994.............            $(319,707)            $11,681,601           $11,361,894
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(320,671)            $11,586,184           $11,265,513

Net loss..................................                 (178)                (17,625)              (17,803)

Distributions.............................                    -                (250,001)             (250,001)
                                                       --------              ----------            ----------

Balance at September 30, 1995.............            $(320,849)            $11,318,558           $10,997,709
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Cash flows from operating activities:
   Cash received from tenants........................                    $ 995,491               $ 835,777
   Cash paid to suppliers............................                     (445,906)               (384,211)
   Cash paid to affiliates...........................                     (330,181)               (326,055)
   Interest received.................................                      398,869                 383,353
   Interest received from affiliates.................                       36,664                  89,163
   Interest paid.....................................                     (174,924)               (177,762)
   Property taxes paid...............................                      (31,586)                (15,853)
   Property taxes escrowed...........................                      (97,604)                (76,401)
                                                                         ---------               ---------
Net cash provided by operating activities............                      350,823                 328,011
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                      (78,600)               (162,879)
   Collection of principal on mortgage loan
     investments.....................................                      105,471                  33,986
                                                                         ---------               ---------
Net cash provided by (used in) investing
   activities........................................                       26,871                (128,893)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (36,065)                (33,227)
   Distributions paid................................                     (250,001)               (249,933)
                                                                         ---------               ---------
Net cash used in financing activities................                     (286,066)               (283,160)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash
   equivalents.......................................                       91,628                 (84,042)

Cash and cash equivalents at beginning of
   period............................................                    3,734,020               3,811,021
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,825,648              $3,726,979
                                                                         =========               =========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                            1995                   1994
                                                                           -------                -------
Net income (loss)....................................                     $(17,803)              $185,290
                                                                           -------                -------

Adjustments  to  reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                      246,321                 206,512
   Amortization of deferred borrowing costs..........                        9,751                   8,983
   Amortization of discount on mortgage note
     payable.........................................                        5,386                   1,678
   Changes in assets and liabilities:
     Mortgage loan investments.......................                            -                 (82,566)
     Cash segregated for security deposits...........                      (14,273)                (39,965)
     Interest and other accounts receivable..........                      (10,457)                 42,174
     Escrow deposits.................................                       18,260                 (54,687)
     Prepaid expenses and other assets...............                        4,796                 (25,434)
     Accrued proxy costs.............................                      118,179                       -
     Accounts payable and other accrued
       expenses......................................                       91,799                 (29,185)
     Accrued property taxes..........................                      (15,359)                102,640
     Payable to affiliates - General Partner.........                        6,177                  (8,615)
     Deferred gain...................................                       20,753                       -
     Security deposits and deferred rental
       income........................................                        5,472                  21,186
                                                                           -------                 -------

       Total adjustments.............................                      368,626                 142,721
                                                                           -------                 -------

Net cash provided by operating activities............                     $350,823                $328,011
                                                                           =======                 =======













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or (iii) on 1130 Sacramento, the net book value of the property is used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.
The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           --------------------------------
                                                                             1995                    1994
                                                                           --------                --------
Property management fees.............................                     $ 49,444                $ 41,783
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      157,729                 148,631
   Asset management fee..............................                      129,185                 127,026
                                                                           -------                 -------
                                                                          $336,358                $317,440
                                                                           =======                 =======

Payable to affiliates - General Partner at September 30, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
------

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

The Partnership reported a net loss of $17,803 for the first nine months of 1995 as compared to net income of $185,290 for the same period in 1994. Revenues in 1995 were $1,428,307 as compared to $1,368,008 in 1994, while expenses increased to $1,446,110 from $1,182,718.

Net cash provided by operating activities was $350,823 for the nine months ended September 30, 1995, a change from the $328,011 provided during the same nine month period in 1994. The Partnership expended $78,600 for capital improvements, made $36,065 in principal payments on its mortgage note payable, and collected $105,471 of principal on mortgage loan investments. After distributions of $250,001 to the limited partners, cash and cash equivalents totaled $3,825,648 at September 30, 1995, a net increase of $91,628 from the balance at December 31, 1994.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $28,412 and $60,299 for the three and nine month periods ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was due to an increase in rental revenue and other interest income, partially offset by a decrease in interest income on mortgage loan investments, as discussed below.

Rental revenue for the three and nine month periods ended September 30, 1995 increased by $31,807 and $141,509, respectively, as compared to the same periods in 1994. The increase was partially due to an increase in rental rates at Sterling Springs Apartments in February 1995. Also contributing to the increase in rental revenue was the increase in occupancy at 1130 Sacramento Condominiums. Although construction of the building was completed in early 1994, two of the four units were not leased until the third quarter of 1994.

Interest income on mortgage loan investments decreased by $16,067 and $138,518 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994 due to the modification of the Idlewood Nursing Home mortgage loan investment in February 1995 (See Item 1 - Note 4). In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which the Partnership adopted in 1994, the Partnership has ceased accruing interest on the loan and all payments received are recorded as a reduction of principal.

Other interest income earned on short-term investments of cash and cash equivalents increased by $12,672 and $57,308 for the three and nine month periods ended September 30, 1995, respectively, as compared to the respective periods in 1994. The increase was mainly due to an increase in interest rates earned on invested cash during the first nine months of 1995.

Expenses:

Total expenses for the three and nine month periods ended September 30, 1995 increased by $158,382 and $263,392, respectively, as compared to the respective periods in 1994. The increase was mainly due to an increase in general and administrative expenses, as discussed below.

Depreciation expense increased by $12,022 and $39,809 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was primarily due to the addition of depreciable capital improvements at Sterling Springs Apartments and 1130 Sacramento Condominiums.

Personnel costs increased by $2,898 and $21,269 for the three and nine months ended September 30, 1995, respectively, as compared to the respective periods in 1994. The increase was due to an increase in bonuses paid at Sterling Springs and 1130 Sacramento, the result of an increase in the overall performance of the properties in the first quarter of 1995.

Property management fees increased by $1,879 in the three months and by $7,661 in the nine months ended September 30, 1995, in relation to the comparable periods in 1994, due to an increase in gross rental receipts, on which the fees are based, at 1130 Sacramento Condominiums and Sterling Springs Apartments.

Other property operating expenses decreased by $5,105 and increased by $8,749 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The overall increase was mainly due to an increase in property insurance costs in the first half of 1995.

General and administrative expenses increased by $141,782 and $151,596 for the three and nine month periods ended September 30, 1995, respectively, as compared to the respective periods in 1994. The increase was mainly due to the Partnership incurring approximately $118,000 of costs relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 5 - Other Information. In addition, there was an increase in legal fees, the result of the Idlewood and Lakeland note modifications.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $350,823 through operating activities for the first nine months of 1995 as compared to $328,011 for the first nine months of 1994. The increase in 1995 was mainly due to an increase in cash received from tenants (see discussion of increase in rental revenue above).

The Partnership expended $78,600 and $162,879 for capital improvements to its properties in the first nine months of 1995 and 1994, respectively. The 1994 amount includes improvements to 1130 Sacramento for which construction was completed early in 1994.

The Partnership collected $105,471 of principal on its mortgage loan investments in the first nine months of 1995 as compared to $33,986 collected in the same period in 1994. As previously discussed, in accordance with SFAS 114, all payments received on the Idlewood Nursing Home mortgage loan investment have been recorded as a reduction of principal in 1995.

Short-term liquidity:
--------------------

At September 30, 1995, the Partnership held cash and cash equivalents of $3,825,648. This balance provides a reasonable level of working capital for the Partnerships immediate needs in operating its properties.

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

At the present time, the Partnership anticipates making distributions to the limited partners in the foreseeable future. Management is currently reviewing cash requirements to determine the amount and timing of such distributions.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

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

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the appeals court upheld all of the summary judgments in favor of the defendants, except it overturned the summary judgment as to the fraud claim against Ernst & Young. Therefore, the plaintiffs will proceed to trial unless a reasonable settlement can be effected between the parties. The ultimate outcome of this litigation cannot be determined at this time.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012). High River Limited Partnership ("High River") filed this action in the United States District Court for the Southern District of New York against
McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the limited partners of the ten partnerships listed above (the "Funds"). The district court issued a preliminary injunction against the Funds requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

On August 18, 1995, McNeil Partners, L.P., McNeil Investors, Inc., the Funds, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The counterclaim principally asserted that (1) the High River tender offers were undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the High River offer documents omitted and/or misrepresented certain material information about the High River tender offers. The counterclaim sought a preliminary and permanent injunction against the continuation of the High River tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

The High River tender offer expired on October 6, 1995. The defendants believe that the action is moot and expect the matter to be dismissed shortly.

3) Martha Hess, et. al. v. Southmark Equity Partners II, Ltd,, Southmark Income Investors, Ltd. (presently known as McNeil Real Estate Fund XX, L.P.), Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated case no. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification.

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

4) Robert Lewis vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action). The plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. The plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P as of August 4, 1995.

The plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert
A. McNeil, and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, amoung other things, (1) failing to attempt to sell the properties owned by the Funds (the "Properties") and extending the lives of the Funds indefinitely, contrary to the Funds' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Funds have positive cash flows and substantial cash balances, and
(4) failing to take steps to create an auction market for Fund equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Funds. The plaintiff also claims that the Defendants have breached the partnership agreements by failing to take steps to liquidate the Properties and by their alteration of the Funds' primary purposes, their acts in contravention of these agreements, and their use of the Fund assets for their own benefit instead of for the benefit of the Funds.

The Defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

5) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, et al, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint), United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint). These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine limited partnerships that are named as Nominal Defendants as listed above (the "Nine Funds").

The plaintiffs allege that defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four of their senior officers and/or directors have breached their fiduciary duties. Specifically, the plaintiffs allege that the defendants have caused the Nine Funds to enter into several wasteful transactions that have no business purpose or benefit to the Nine Funds and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. The plaintiffs also allege that the defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. The plaintiffs further allege that the defendants have acted to advance their own personal interests at the expense of the Nine Funds' public unit holders by failing to sell partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

The defendants deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend these actions.

6) Alfred Napoletano vs. McNeil Partners,  L.P., McNeil Investors,  Inc., Robert
A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint).

The plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (the "Funds"). The plaintiff alleges that the defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Funds, (3) managing the Funds so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

7) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint).

The plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the Funds referenced above. The plaintiff alleges that the defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Funds, (3) managing the Funds so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

8) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Funds excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Funds and to transfer the tendered units of interest in the Funds to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Funds; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Funds; and attorneys' fees.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
------   -----------------

As previously disclosed, on an unsolicited basis, High River, a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 22,280 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $100.00 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, L.P., McNeil Investors, Inc., and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners, L.P. terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 5,883 limited partnership units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners, L.P. announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

         11.                        Statement   regarding   computation  of  Net Income per  Limited  Partnership
                                    Unit:  Net income (loss) per limited  partnership  unit is computed by  dividing net income  (loss) allocated  to the  limited  partners  by the weighted average
                                    number   of   limited partnership  units  outstanding.   Per  unit information
                                    has  been  computed  based  on 49,512 and  49,524  limited   partnership  units
                                    outstanding in 1995 and 1994, respectively.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XX, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       November 13, 1995                           By:  /s/  Donald K. Reed
-------------------------------                        ----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       November 13, 1995                           By:  /s/  Robert C. Irvine
-------------------------------                        ----------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       November 13, 1995                           By:  /s/  Carol A. Fahs
-------------------------------                        -----------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
