Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XX L P
filed 1996-04-01
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               December 31, 1995
                                -----------------------------------------------

                                       OR

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-14007


                        McNEIL REAL ESTATE FUND XX, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                              33-0050225
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code      (214)  448-5800
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership
- ----------------------------------------------------------  units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

49,507 of the registrant's 49,512 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 39

                                TOTAL OF 41 PAGES

                                     PART I
ITEM 1.      BUSINESS
- ------       --------

ORGANIZATION
- ------------

McNeil Real Estate Fund XX, L.P. (the "Partnership"), formerly known as Southmark Income Investors, Ltd., was organized on July 19, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to invest in, hold, manage and dispose of mortgage loans, real estate and real estate-related investments. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On September 28, 1984, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-92376) and commenced a public offering for the sale of $30,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 27, 1985, with 49,528 Units sold at $500 each, or gross proceeds (net of discounts of $57,546) of $24,706,454 to the Partnership. In 1994 and 1993, 12 and 4 Units were relinquished, respectively, leaving 49,512 Units outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
- --------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XX, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992 meeting were implemented as of that date.

Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $5,441, the general partner interest of the Original General Partner. None of the Units are owned by the General Partner or its affiliates.

CURRENT OPERATIONS
- ------------------

General:

The Partnership is engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of income-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs Apartments) in settlement of the related mortgage loan. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in partial settlement of the related mortgage loan and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan. At December 31, 1995, the Partnership operated two income-producing properties as described in Item 2 Properties, and serviced three mortgage loan investments.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate acquired through foreclosure and to service mortgage loans secured by real estate investments, the Partnership is subject to certain of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership and its borrowers to respond promptly to changed circumstances. The Partnership and its borrowers compete with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership and its borrowers) in connection with the sale, financing and leasing of properties. The impact of these risks on the Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of the competitive conditions at each of the Partnership's properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership ("High River"), a Delaware limited partnership controlled by Carl C. Icahn, made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $100 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 9.13% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.      PROPERTIES
- ------       ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. All of the buildings and the land on which they are located are owned by the Partnership in fee. 1130 Sacramento
Condominiums is unencumbered by mortgage indebtedness. Sterling Springs Apartments is subject to a first lien deed of trust as set forth more fully in
Item 8 - Note 7 - "Mortgage Note Payable." See also Item 8 - Note 4 "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation. In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1995           Date
Property              Description          of Property            Debt        Property Taxes    Acquired
- --------              -----------          -----------          ---------        --------       --------
1130 Sacramento       Condominiums
San Francisco, CA     4 units                $2,527,687        $        -       $  56,530         5/93

Sterling Springs      Apartments
Austin, TX (1)        172 units               3,198,690         2,760,961         123,531         7/90
                                             ----------        ----------        --------
                                             $5,726,377        $2,760,961       $ 180,061
                                              =========         =========        ========


Total:    Condominiums - 4 units
          Apartments - 172 units

(1) Sterling Springs Apartments is owned by Sterling Springs Fund XX Limited Partnership, which is wholly-owned by the Partnership.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1995            1994            1993           1992            1991
                                      -------         -------         -------        -------          -------
1130 Sacramento (1)
- ---------------
   Occupancy Rate............           100%              75%           N/A            N/A              N/A
   Rent Per Square Foot......         $25.96           $13.91           N/A            N/A              N/A

Sterling Springs
- ----------------
   Occupancy Rate............            99%              95%            98%            97%             97%
   Rent Per Square Foot......         $ 9.10           $ 8.37          $7.62          $6.76           $6.26


(1) Construction on 1130 Sacramento Condominiums was completed in January 1994.

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions:

1130 Sacramento
- ---------------

1130 Sacramento is an eight-story residential condominium containing four units. The property is located in the prestigious Nob Hill area of San Francisco, California. As construction of the property was completed in January 1994, no capital expenditures are anticipated in 1996. Due to the high rental rates, this property appeals to a very small market. However, the Partnership will attempt to keep all units leased during 1996.

Sterling Springs
- ----------------

Sterling Springs is a garden-style apartment community located in the southwest area of Austin, Texas. A large number of competing apartment units were built in 1994 and 1995 and additional development is projected for 1996. Occupancy is expected to decrease slightly in 1996; however, management plans rental rate increases in 1996 which should allow the property to maintain or slightly increase rental revenue.

ITEM 3.      LEGAL PROCEEDINGS
- ------       -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the Federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

4) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd. (presently known as McNeil Real Estate Fund XX, L.P.), Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

     In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

     In September 1995, the court granted the Plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the Plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

5) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 5, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

     These are corporate/securities class and derivative actions brought in state and Federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 6, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

7)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 7, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 7, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

8) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 8, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 8, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------       ---------------------------------------------------

None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
- ------     ------------------------------------------------------------
           RELATED SECURITY HOLDER MATTERS
           -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)        Title of Class                          Number of Record Unit Holders
           --------------                          -----------------------------

           Limited partnership units               5,158 as of February 16, 1996

(C) Distributions paid to limited partners totaled $250,001 in 1995 and $249,933 in 1994 from cash from operations. No distributions were paid to the General Partner in 1995 or 1994. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of
           Operations, and Item 8 Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
- ------   -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


                                                              Years Ended December 31,
Statements of                           ----------------------------------------------------------------------
Operations                                1995           1994            1993           1992           1991
- ------------------                      ---------      ---------       ---------      ---------     ----------
Rental and room revenues.....          $1,405,346     $1,172,233      $  962,172     $1,801,891     $1,085,118
Interest income..............             568,970        591,791         817,243        684,934        839,271
Gain on sale of real estate .                   -              -         458,221              -              -
Provision for loss on
  mortgage loan investment...                   -              -              -        (792,013)             -
Loss on foreclosure of
  mortgage loan collateral...                   -              -              -               -     (1,766,481)
Income (loss) before extra-
  ordinary item..............              64,116          88,909        954,172       (904,350)
(1,335,524)
Extraordinary item, net......                   -              -         251,203              -              -
Net income (loss)............              64,116         88,909       1,205,375       (904,350)    (1,335,524)


Net income (loss) per limited
  partnership unit:
  Income (loss) before extra-
  ordinary item..............          $     1.28     $     1.78      $    19.07     $   (17.54)     $  (24.27)
  Extraordinary item, net....                   -              -            5.02              -              -
                                        ---------      ---------       ---------      ---------       --------
  Net income (loss)                    $     1.28     $     1.78      $    24.09     $   (17.54)     $  (24.27)
                                        =========      =========       =========      =========


Distributions per limited
  partnership unit...........          $     5.05     $     5.05      $    57.01     $        -      $       -
                                        =========      =========       =========      =========       ========


                                                                  As of December 31,
                                       -----------------------------------------------------------------------
Balance Sheets                            1995           1994            1993           1992           1991
- ------------------                     ----------     ----------      ----------     ----------    -----------
Real estate investments, net...       $ 5,726,377    $ 5,938,194     $ 5,979,165    $ 3,146,905   $  3,558,859
Assets held for sale, net......                 -              -               -      1,768,153              -
Mortgage loan investments, net.         4,271,336      4,418,306       4,371,457      7,571,671      5,871,593
Total assets...................        14,345,949     14,484,111      14,665,413     14,046,630     14,575,070
Mortgage note payable, net.....         2,760,961      2,802,303       2,840,237              -              -
Partners' equity...............        11,079,628     11,265,513      11,426,537     13,044,660     13,949,010


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in Jacksonville, Texas, in partial settlement of the mortgage loan secured by the property and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the mortgage loan secured by the property.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------       -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to engage in the business of making and servicing mortgage loans and acquiring, operating and ultimately disposing of income-producing real properties. In July 1990, the Partnership foreclosed on Park Springs Apartments (renamed Sterling Springs Apartments) in Austin, Texas, in settlement of the mortgage loan secured by the property. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in Jacksonville, Texas, in partial settlement of the mortgage loan secured by the property and later sold the property in January 1993 (see Item 8 - Note 4 - "Real Estate Investments"). In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the mortgage loan secured by the property.

At December 31, 1995, the Partnership serviced three mortgage loan investments totaling $4,271,336 and operated two income-producing properties. Both properties were acquired through foreclosure. In June 1993, the Partnership acquired a mortgage note payable secured by Sterling Springs Apartments.

RESULTS OF OPERATIONS
- ---------------------

1995 compared to 1994

Revenue:

Total revenue increased by $210,292 in 1995 as compared 1994. The increase was due to an increase in rental revenue and other interest income, partially offset by a decrease in interest income on mortgage loan investments, as discussed below.

Rental revenue for 1995 increased by $233,113 in relation to 1994. The increase was partially due to an increase in rental rates at Sterling Springs Apartments in February 1995. Also contributing to the increase in rental revenue was the increase in occupancy at 1130 Sacramento Condominiums. Although construction of the building was completed in January 1994, two of the four units were not leased until the third quarter of 1994.

Interest income on mortgage loan investments decreased by $91,321 in 1995 as compared to 1994 due to the modification of the Idlewood Nursing Home mortgage loan investment in February 1995 (See Item 8 - Note 5 "Mortgage Loan Investments"). In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which the Partnership adopted in 1994, the Partnership has ceased accruing interest on the loan and all payments received are recorded as a reduction of principal.

Other interest income earned on short-term investments of cash and cash equivalents increased by $68,500 in 1995, as compared to 1994. The increase was mainly due to an increase in interest rates earned on invested cash.

Expenses:

Total expenses for 1995 increased by $235,085 as compared to 1994. The increase was mainly due to an increase in general and administrative expenses, as discussed below.

Property taxes in 1995 increased by $20,541 in relation to 1994, mainly due to an increase in the assessed taxable value of both of the Partnership's properties by taxing authorities.

Repairs and maintenance expense decreased by $17,939 in 1995 as compared to 1994. The decrease was mainly due to a greater amount of costs incurred at 1130 Sacramento in 1994 for repairs resulting from damage caused by a broken water pipe.

Property management fees - affiliates increased by $9,188 in 1995, in relation to 1994, due to an increase in gross rental receipts, on which the fees are based, at 1130 Sacramento Condominiums and Sterling Springs Apartments.

Utilities expense increased in 1995 by $11,480 in relation to 1994. The increase was mainly due to an increase in water usage at Sterling Springs Apartments in 1995 as a result of several minor water leaks.

General and administrative expenses increased by $177,742 in 1995 as compared to 1994. The increase was mainly due to the Partnership incurring approximately $190,000 of costs relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business and Item 3 - Legal Proceedings.

1994 compared to 1993

Revenue:

Total revenue decreased by $630,429 in 1994 as compared to 1993. The decrease was mainly due to a gain of $458,221 on the sale of Cherokee Inn and a $106,817 gain on the purchase of a participation interest recorded in 1993. No such gains were recorded in 1994.

Rental and room revenues increased by $210,061 in 1994 as compared to 1993. The increase was partially due to the completion of 1130 Sacramento Condominiums in early 1994, contributing rental revenue of approximately $111,000 in 1994. The increase was also due to an increase in rental rates at Sterling Springs Apartments in 1994.

Interest income on mortgage loan investments decreased by $146,577 in 1994 as compared to 1993. The interest rate on the Idlewood Nursing Home mortgage was reduced from 12% to 8.5% in March 1994. The Partnership ceased accruing interest on the mortgage in July 1994 due to the borrower's continued inability to make the required monthly payments (see Item 8 - Note 5 - "Mortgage Loan Investments"). The Partnership recorded approximately $96,000 of interest income related to this note in 1994 as compared to approximately $242,000 in 1993.

Interest income on mortgage loan investment - affiliate decreased by $126,968 in 1994 as compared to 1993. The decrease was due to the fact that the borrower paid off $2,865,602 of the loan and the Partnership reduced the remaining principal balance of the loan by $206,101 in June 1993.

Other interest income earned on short-term investments of cash and cash equivalents increased by $48,093 in 1994 as compared to 1993. The increase was due to an increase in interest rates and to greater average cash balances invested in these accounts during 1994. The Partnership held $1.4 million of cash and cash equivalents at the beginning of 1993, which increased to $3.8 million by the end of the year. The Partnership held $3.7 million of cash and cash equivalents at December 31, 1994.

As further discussed in Item 8 - Note 4 - "Real Estate Investments," in 1993, the Partnership recognized a $458,221 gain on the sale of Cherokee Inn, a $106,817 gain on the purchase Southmark's participation interest in Sterling Springs Apartments and a $50,000 gain on the settlement of a lawsuit. No such gains were recognized in 1994.

Expenses:

Total expenses for 1994 increased by $234,834 as compared to 1993. The increase was mainly due to an increase in depreciation expense and interest expense as discussed below.

In 1993, the Partnership obtained financing for Sterling Springs Apartments. As a result, the Partnership recorded $255,375 of interest expense in 1994. Since the financing was not received until June 1993, only $133,234 of interest expense was recorded in 1993.

Depreciation expense increased by $154,975 in 1994 as compared to 1993. The increase was primarily due to the fact that 1994 includes approximately $123,000 of depreciation expense for 1130 Sacramento Condominiums. Since the condominiums were not completed until 1994, no depreciation was recorded in 1993. In addition, there was an increase in depreciation expense due to the addition of depreciable capital improvements at Sterling Springs Apartments in 1994.

Property  taxes   increased  by  $46,736  in  1994  as  compared  to  1993.  The
Partnership's real estate tax liability increased as the result of the addition of 1130 Sacramento Condominiums to the partnership's portfolio in May 1993.

Personnel costs decreased by $29,458 in 1994 as compared to 1993. The decrease was mainly due to a decrease in personnel after Cherokee Inn was sold in early 1993.

Repairs and maintenance expense increased by $37,802 in 1994 as compared to 1993, mainly due to expenses incurred at 1130 Sacramento in 1994. As the property was not completed until 1994, no such expenses were incurred at the property in 1993.

Property management fees - affiliates increased by $9,627 in 1994 as compared to 1993. The increase was due to an increase in gross rental receipts, on which the fees are based, at 1130 Sacramento Condominiums and Sterling Springs Apartments.

Other property operating expenses decreased by $44,214 in 1994 as compared to 1993. The decrease was primarily due to the fact that the first quarter of 1993 included expenses relating to the sale of Cherokee Inn. No such expenses occurred at the property in 1994.

General and administrative expenses for 1994 decreased by $64,515 as compared to 1993. The decrease was due to a decrease in legal fees relating to the sale of Cherokee Inn and the foreclosure of 1130 Sacramento Condominiums.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $437,492 through operating activities in 1995 as compared to $447,851 in 1994 and $423,072 in 1993.

The Partnership expended $118,615, $265,844 and $812,726 for capital improvements to its properties in 1995, 1994 and 1993, respectively. 1994 and 1993 include improvements to 1130 Sacramento Condominiums for which construction was completed early in 1994.

In 1995, the Partnership collected $146,970 of principal on mortgage loan investments as compared to $35,718 and $56,352 collected in 1994 and 1993, respectively. As previously discussed, in accordance with SFAS 114, all payments received from the borrower on the Idlewood Nursing Home mortgage loan investment were recorded as a reduction of principal in 1995. The Partnership also collected a $25,941 fee in 1995 for extending the maturity of the Lakeland Nursing Home mortgage loan investment.

In 1993, the borrower on an affiliated mortgage loan investment partially liquidated the loan as further discussed in Item 8 - Note 6 - "Mortgage Loan Investment-Affiliate." The Partnership sold Cherokee Inn for $855,000 cash in January 1993. In 1993, the Partnership purchased Southmark's participation interest in Sterling Springs Apartments for $50,000 and paid off an $800,000 second lien mortgage on 1130 Sacramento Condominiums.

In 1993, $2,854,568 was received when the Partnership obtained financing for Sterling Springs Apartments. The Partnership paid $161,494 to obtain this financing.

The Partnership made principal payments on its mortgage note payable secured by Sterling Springs Apartments of $48,584, $44,793 and $17,617 in 1995, 1994 and 1993, respectively. Since the loan was not obtained until June 1993, a lesser amount of principal payments were made in that year.

The Partnership distributed $250,001 and $249,933 to the limited partners in 1995 and 1994, respectively, from cash from operations and $2,823,498 in 1993 from the partial liquidation of the affiliated mortgage loan investment previously discussed.

Short-term liquidity:

At December 31, 1995, the Partnership held cash and cash equivalents of $3,927,223. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

In 1996, operations of Sterling Springs Apartments and 1130 Sacramento Condominiums are expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value and competitiveness in the market. The Partnership has budgeted to spend approximately $38,000 on capital improvements to its properties in 1996, which are expected to be funded from operations of the properties.

For 1996, management expects that cash from operations of its properties and principal and interest collections on the mortgage loan investments, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

In March 1996, the Partnership distributed $600,000 to the limited partners.

Long-term liquidity:

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------       -------------------------------------------


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
- -----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1995 and 1994...................................                       16

   Statements of Operations for each of the three years in the period
      ended December 31, 1995.....................................................                       17

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1995..............................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1995.....................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       32















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XX, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XX, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XX, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP


Dallas, Texas
  March 6, 1996

                        McNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                            ------------------------------
                                                                               1995                 1994
                                                                            -----------          ---------
ASSETS
- ------
Real estate investments:
   Land.....................................................               $   699,697         $   699,697
   Buildings and improvements...............................                 6,119,787           6,001,172
                                                                            ----------           ---------
                                                                             6,819,484           6,700,869
   Less:  Accumulated depreciation..........................                (1,093,107)           (762,675)
                                                                            ----------           ---------
                                                                             5,726,377           5,938,194

Mortgage loan investments, net of allowance of
   $792,013 at December 31, 1995 and 1994...................                 3,537,436           3,684,406
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents                                                    3,927,223           3,734,020
Cash segregated for security deposits.......................                    59,869              56,480
Interest and other accounts receivable......................                    77,480              50,244
Escrow deposits.............................................                   144,844             128,642
Deferred borrowing costs, net of accumulated
   amortization of $31,264 and $18,137 at
   December 31, 1995 and 1994, respectively.................                   130,230             143,357
Prepaid expenses and other assets...........................                     8,590              14,868
                                                                            ----------           ---------
                                                                           $14,345,949         $14,484,111
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- -----------------------------------------

Mortgage note payable, net..................................               $ 2,760,961         $ 2,802,303
Accounts payable and other accrued expenses.................                   120,293              79,726
Accrued property taxes......................................                   123,530             112,216
Payable to affiliates - General Partner.....................                    32,849              19,449
Deferred revenue............................................                   170,475             150,053
Security deposits and deferred rental income................                    58,213              54,851
                                                                           -----------          ----------
                                                                             3,266,321           3,218,598
                                                                           -----------          ----------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership  units
   authorized;  49,512 limited partnership units issued
     and outstanding at December 31, 1995 and 1994..........                11,399,658          11,586,184
   General Partner..........................................                  (320,030)           (320,671)
                                                                            ----------          ----------
                                                                            11,079,628          11,265,513
                                                                            ----------          ----------
                                                                           $14,345,949         $14,484,111
                                                                            ==========          ==========






                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Revenue:
   Rental and room revenues................            $1,405,346         $1,172,233         $  962,172
   Interest income on mortgage loan
     investments...........................               286,327            377,648            524,225
   Interest income on mortgage loan
     investment - affiliate................                61,388             61,388            188,356
   Other interest income...................               221,255            152,755            104,662
   Gain on disposition of real estate......                     -                  -            458,221
   Gain on purchase of participation
     interest..............................                     -                  -            106,817
   Other income............................                     -                  -             50,000
                                                        ---------          ---------          ---------
     Total revenue.........................             1,974,316          1,764,024          2,394,453
                                                        ---------          ---------          ---------

Expenses:
   Interest................................               252,774            255,375            133,234
   Depreciation............................               330,432            306,815            151,840
   Property taxes..........................               180,061            159,520            112,784
   Personnel costs.........................               150,765            150,255            179,713
   Repairs and maintenance.................               115,750            133,689             95,887
   Property management fees - affiliates...                66,477             57,289             47,662
   Utilities...............................                93,220             81,740             84,175
   Other property operating expenses.......                87,896             93,820            138,034
   General and administrative..............               247,374             69,632            134,147
   General and administrative - affiliates.               385,451            366,980            362,805
                                                        ---------          ---------          ---------
     Total expenses........................             1,910,200          1,675,115          1,440,281
                                                        ---------          ---------          ---------

Income before extraordinary item...........                64,116             88,909            954,172
Extraordinary item, net....................                     -                  -            251,203
                                                       ----------          ---------          ---------
Net income.................................           $    64,116         $   88,909         $1,205,375
                                                       ==========          =========          =========

Net income allocable to limited
   partners................................           $    63,475         $   88,020         $1,193,321
Net income allocable to General
   Partner.................................                   641                889             12,054
                                                       ----------          ---------          ---------
Net income.................................           $    64,116         $   88,909         $1,205,375
                                                       ==========          =========          =========

Net income per limited partnership unit:
   Income before extraordinary item........           $      1.28         $     1.78         $    19.07
   Extraordinary item, net.................                     -                  -               5.02
                                                       ----------          ---------          ---------
   Net income..............................           $      1.28         $     1.78         $    24.09
                                                       ==========          =========          =========

Distributions per limited
   partnership unit........................           $      5.05         $     5.05         $    57.01
                                                       ==========          =========          =========



                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993




                                                                                                     Total
                                                         General              Limited                Partners'
                                                         Partner              Partners               Equity
                                                        --------             -----------            ----------
Balance at December 31, 1992..............             $(333,614)           $ 13,378,274           $13,044,660

Net income................................                12,054               1,193,321             1,205,375

Distributions.............................                     -              (2,823,498)           (2,823,498)
                                                        --------             -----------            ----------

Balance at December 31, 1993..............              (321,560)             11,748,097            11,426,537

Net income................................                   889                  88,020                88,909

Distributions.............................                     -                (249,933)             (249,933)
                                                       ---------             -----------            ----------

Balance at December 31, 1994..............              (320,671)             11,586,184            11,265,513

Net income................................                   641                  63,475                64,116

Distributions.............................                     -                (250,001)             (250,001)
                                                      ----------             -----------            ----------

Balance at December 31, 1995..............           $  (320,030)           $ 11,399,658           $11,079,628
                                                      ==========             ===========            ==========
























                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Cash flows from operating activities:
   Cash received from tenants and
     guests................................            $1,391,600         $1,176,330         $1,040,911
   Cash paid to suppliers..................              (648,603)          (501,931)          (639,272)
   Cash paid to affiliates.................              (438,528)          (432,820)          (409,126)
   Interest received.......................               502,270            543,085            586,203
   Interest received from affiliates.......                48,886             48,886            204,112
   Interest paid...........................              (232,736)          (236,526)          (104,258)
   Property taxes paid.....................               (56,530)           (47,305)          (126,678)
   Property taxes escrowed.................              (128,867)          (101,868)          (128,820)
                                                        ---------          ----------         ---------
Net cash provided by operating activities..               437,492            447,851            423,072
                                                        ---------          ----------          ---------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (118,615)          (265,844)          (812,726)
   Collection of principal on
     mortgage loan investments.............               146,970             35,718             56,352
   Collection of principal on
     mortgage loan investment - affiliate..                     -                  -          2,890,348
   Loan extension fee received.............                25,941                  -                  -
   Purchase of participation interest......                     -                  -            (50,000)
   Pay off of second lien on purchased
     property..............................                     -                  -           (800,000)
   Proceeds from sale of real estate.......                     -                  -            855,000
                                                        ---------          ---------          ---------
Net cash provided by (used in)
   investing activities....................                54,296           (230,126)         2,138,974
                                                        ---------          ---------          ---------

Cash flows from financing activities:
   Deferred borrowing costs paid...........                     -                  -           (161,494)
   Proceeds from mortgage note payable.....                     -                  -          2,854,568
   Principal payments on mortgage note
     payable...............................               (48,584)           (44,793)           (17,617)
   Distributions paid......................              (250,001)          (249,933)        (2,823,498)
                                                        ---------          ---------          ---------
Net cash used in financing activities......              (298,585)          (294,726)          (148,041)
                                                        ---------          ---------          ---------

Net increase (decrease) in cash and
   cash equivalents........................               193,203            (77,001)         2,414,005

Cash and cash equivalents at
   beginning of year.......................             3,734,020          3,811,021          1,397,016
                                                        ---------          ---------          ---------

Cash and cash equivalents at end
   of year.................................            $3,927,223         $3,734,020         $3,811,021
                                                        =========          =========          =========


See discussion of noncash investing activities and financing activities in Note 4 - "Real Estate Investments."


                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                For the Years Ended December 31,
                                                          ---------------------------------------------
                                                            1995              1994               1993
                                                          -------            -------          ---------
Net income.................................              $ 64,116           $ 88,909         $1,205,375
                                                          -------            -------          ---------

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation............................               330,432            306,815            151,840
   Amortization of deferred borrowing
     costs.................................                13,127             12,295              5,842
   Amortization of discount on
     mortgage note payable.................                 7,242              6,859              3,286
   Accrued interest deducted from
     (added to) mortgage loan
     investments...........................                     -            (82,567)            47,413
   Amortization of deferred revenue........                (5,519)                 -                  -
   Gain on purchase of participation
     interest..............................                     -                  -           (106,817)
   Gain on disposition of real estate......                     -                  -           (458,221)
   Extraordinary item, net.................                     -                  -           (251,203)
   Changes in assets and liabilities:
     Cash segregated for security
        deposits...........................                (3,389)           (19,116)            (9,331)
     Interest and other accounts
       receivable..........................               (27,236)            85,145            (49,596)
     Escrow deposits.......................               (16,202)            33,443           (162,085)
     Prepaid expenses and other
       assets..............................                 6,278             (1,588)            35,779
     Accounts payable and other
       accrued expenses....................                40,567              3,286             26,431
     Accrued proxy costs...................                     -                  -            (16,648)
     Accrued property taxes................                11,314              2,563            (12,228)
     Payable to affiliates - General
       Partner.............................                13,400             (8,551)             2,103
     Security deposits and deferred
       rental income.......................                 3,362             20,358              5,791
     Liability for participation
       interest in foreclosed property.....                     -                  -              5,341
                                                         --------           --------          ---------

     Total adjustments.....................               373,376            358,942           (782,303)
                                                        ---------           --------          ---------

Net cash provided by operating activities..            $  437,492          $ 447,851         $  423,072
                                                        =========           ========          =========





                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -----    -----------------------------------------------------------

Organization
- ------------

McNeil Real Estate Fund XX, L.P. (the "Partnership"), formerly known as Southmark Income Investors, Ltd., was organized on July 19, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to invest in, hold, manage and dispose of mortgage loans, real estate and real estate-related investments. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil").. The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group, Inc., (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of income-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs Apartments) in settlement of the related mortgage loan. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in partial settlement of the related mortgage loan and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan. At December 31, 1995, the Partnership operated two income-producing properties as described in Note 4
- - "Real Estate Investments," and serviced three mortgage loan investments as described in Note 5 - "Mortgage Loan Investments."

Basis of Presentation
- ---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements consolidate the accounts of Sterling Springs Fund XX Limited Partnership. This single asset tier partnership was formed to accommodate the refinancing of Sterling Springs Apartments. The Partnership is the limited partner and wholly-owns the corporation that is the general partner of the tier partnership. The Partnership retains effective control of the tier partnership.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation
- ------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years.

Mortgage Loan Investments
- -------------------------

Mortgage loan investments are recorded at their original basis, net of any allowance for impairment. Interest income is recognized as it is earned. Interest accrual is ceased at such time as management determines collection is doubtful.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
- ---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
- ------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discount on Mortgage Note Payable
- ---------------------------------

The discount on the mortgage note payable is being amortized over the remaining term of the related mortgage note using the effective interest method. Amortization of the discount on the mortgage note payable is included in interest expense on the Statements of Operations.

Rental and Room Revenues
- ------------------------

The Partnership leases its properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned, as was room revenue.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
- -------------------------------------

Under the terms of the Amended Partnership Agreement, net income and net losses (except from a terminating disposition) are allocated 99% to the limited partners and 1% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
- -------------

Under the terms of the Amended Partnership Agreement, operating cash flow and cash from sales or refinancings are distributed 100% to the limited partners as further defined in the Amended Partnership Agreement. Terminating dispositions are to be made in accordance with the partners' positive capital account balances. Distributions may be restricted or suspended in circumstances where the General Partner determines that such action is in the best interest of the Partnership.

The Partnership distributed $250,001 and $249,933 of cash from operations in 1995 and 1994, respectively, and $2,823,498 of cash from the partial payoff of a mortgage loan investment from an affiliate to the limited partners during 1993. No distributions were paid to the General Partner in 1995, 1994 or 1993.

In March 1996, the Partnership distributed $600,000 to the limited partners.

Net Income Per Limited Partnership Unit
- ---------------------------------------

Net income per limited partnership unit ("Unit") is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 49,512, 49,512 and 49,524 average Units outstanding during 1995, 1994 and 1993, respectively.

Reclassifications
- -----------------

Certain reclassifications have been made to prior year amounts to conform with the current year presentations.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- -----    ----------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or
(iii) on 1130 Sacramento, the net book value of the property is used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                 For the Years Ended December 31,
                                                          ---------------------------------------------
                                                           1995               1994               1993
                                                          -------            -------            -------
Property management fees...................              $ 66,477           $ 57,289           $ 47,662
Charged to general and
   administrative - affiliates:
   Partnership administration..............               211,700            199,786            202,868
   Asset management fee....................               173,751            167,194            159,937
                                                          -------            -------            -------
                                                         $451,928           $424,269           $410,467
                                                          =======            =======            =======

Payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 3 - TAXABLE INCOME
- ------   --------------

McNeil Real Estate Fund XX, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $6,954,599 in 1995, $6,434,406 in 1994 and $6,188,844 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
- ------   -----------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:

                                                    Buildings and         Accumulated           Net Book
       1995                            Land          Improvements         Depreciation            Value
       ----                          --------        ------------         ------------         ----------
   1130 Sacramento
     San Francisco, CA (a)          $ 307,697         $ 2,468,101         $  (248,111)        $ 2,527,687
   Sterling Springs
     Austin, TX (b)                   392,000           3,651,686            (844,996)          3,198,690
                                     --------          ----------           ---------          ----------
                                    $ 699,697         $ 6,119,787         $(1,093,107)        $ 5,726,377
                                     ========          ==========          ==========          ==========



                                                    Buildings and        Accumulated            Net Book
       1994                           Land           Improvements        Depreciation             Value
       ----                         ---------        ------------        ------------          ----------

   1130 Sacramento (a)              $ 307,697         $ 2,468,101        $   (122,619)        $ 2,653,179
   Sterling Springs (b)               392,000           3,533,071            (640,056)          3,285,015
                                     --------          ----------         -----------          ----------
                                    $ 699,697         $ 6,001,172        $   (762,675)        $ 5,938,194
                                     ========          ==========         ===========          ==========


(a) The mortgage loan investment secured by 1130 Sacramento matured December 31, 1991. In September 1991, the borrower discontinued making monthly interest payments. Negotiations with the borrower for a loan modification were unsuccessful, and the Partnership initiated foreclosure proceedings. However, the borrower's May 1992 bankruptcy filing served to automatically stay such proceedings. Relief from Stay was granted on February 4, 1993, and the Partnership acquired the property at a foreclosure sale on May 4, 1993.

         Prior to acquiring the property at the foreclosure sale, the Partnership purchased a second lien on the property for $800,000 cash. The property was recorded at the book value of the mortgage loan investment plus the $800,000 paid for the second lien, which approximated the fair market value of the property at the date of foreclosure. No depreciation expense was recorded in 1993 on 1130 Sacramento as the property was under construction.

(b) On July 3, 1990, the Partnership foreclosed on Park Springs Apartments (renamed Sterling Springs Apartments) in Austin, Texas, in settlement of the mortgage loan secured by the property. Since Southmark had owned a 3.92% participation interest in the loan, after foreclosure Southmark owned a 3.92% economic interest in the property.

         On June 11, 1993, the Partnership purchased Southmark's 3.92% interest in the property. The Partnership paid Southmark $50,000 in cash and assigned to Southmark the Partnership's share of Southmark bankruptcy plan assets due to be received by the Partnership as a result of claims filed against Southmark. The Partnership recorded a $106,817 gain in 1993 as a result of this transaction.

On September 3, 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in Jacksonville, Texas, in partial settlement of the mortgage loan secured by the property. In 1993, the Partnership received $50,000 from the original borrowers in full settlement of the deficiency resulting from the difference between the loan balance and the value of the property acquired.

On January 4, 1993, the Partnership sold Cherokee Inn for $855,000 in cash. The Partnership recognized a gain of $458,221 as a result of this transaction.

NOTE 5 - MORTGAGE LOAN INVESTMENTS
- ------   -------------------------

The following sets forth the Partnership's mortgage loan investments to unaffiliated borrowers at December 31, 1995 and 1994. The mortgage loan investments are secured by the related real estate.

                           Mortgage         Annual          Monthly                 December 31,
                             Lien           Interest        Payments/       ----------------------------
Property                   Position         Rates %         Maturity           1995              1994
- --------                   --------         -------      --------------     ---------         ----------
Idlewood Nursing

   Home (a)                 First             8.50       (a)     2/98      $2,013,820        $2,140,092
   Allowance for impairment                                                 (792,013)          (792,013)
                                                                           ---------          ---------
                                                                           1,221,807          1,348,079
                                                                           ---------          ---------
Lakeland Nursing
   Home (b)                 First            12.00     $24,995   2/98      2,315,629          2,336,327
                                                                           ---------          ---------

                                                       Total              $3,537,436         $3,684,406
                                                                           =========          =========

(a) The Partnership owns an 83% participation interest in the Idlewood Nursing Home mortgage loan investment. In January 1991, the borrowing partnership became unable to make all payments required under the original mortgage loan agreement. Since that time, the mortgage loan agreement has been modified four times such that the maturity date was extended and the interest rate was decreased. On February 27, 1995, the loan was modified such that payments on the loan are due equal to the net cash flow from operations of the property, with a minimum amount due of $9,130 per month.

       As a result of the borrowing partnership's inability to make the required payments, the Partnership recorded a $792,013 provision for loss in 1992 to reduce the carrying value of the mortgage loan investment to the estimated recoverable amount of the collateral. The Partnership ceased accruing interest on the loan in 1994. The general partner of the borrowing partnership has personally guaranteed 10% of the total loan amount. In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which the Partnership adopted in 1994, the loan is not recorded as an in-substance foreclosure at December 31, 1995 and 1994. The impact of adopting SFAS 114 was not material to the Partnership's financial statements.

       In accordance with SFAS 114, a measure of the impairment of the Idlewood loan has been made based on the present value of expected future cash flows required under the February 1995 modification. This measure indicates an impairment less than the total allowance previously recorded. Due to the uncertainties surrounding this mortgage loan investment and its ultimate realizability given its history of numerous modifications, none of the previously recorded allowance will be reversed until the underlying property has demonstrated its ability to meet the required principal and interest payments. All payments received on the loan in 1995 were recorded as a reduction of principal in accordance with SFAS 114.

(b) The Partnership owns a 90% participation interest in the Lakeland Nursing Home mortgage loan. Monthly payments include principal and interest. The general partner of the borrowing partnership personally guaranteed 25% of the total loan amount.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of mortgage loan investments was approximately $4,413,000 at December 31, 1995.

A summary of activity for mortgage loan investments for each of the three years in the period ended December 31, 1995 is as follows:

                                                                For the Years Ended December 31,
                                                         ----------------------------------------------
                                                           1995               1994               1993
                                                         ---------         ---------          ---------
Balance at beginning of year...............             $3,684,406        $3,637,557         $3,741,322
Accrued interest added to
   (deducted from) principal...............                     -             82,567            (47,413)
Collection of principal....................               (146,970)          (35,718)           (56,352)
                                                         ---------         ---------          ---------
Balance at end of year.....................             $3,537,436        $3,684,406         $3,637,557
                                                         =========         =========          =========


NOTE 6 - MORTGAGE LOAN INVESTMENT - AFFILIATE
- ------   ------------------------------------

The following sets forth the Partnership's mortgage loan investment to an affiliated borrower at December 31, 1995 and 1994:


                          Mortgage        Annual          Monthly                December 31,
                            Lien         Interest         Payments/         ---------------------
Property                 Position (a)     Rates %         Maturity          1995         1994
- --------                 ------------   ---------      --------------       -------      --------
Fort Meigs Shopping
   Center                Second         8.25 (b)       4,074 (b) 4/97      $733,900     $ 733,900
                                                                            =======      ========

(a)     The mortgage loan is non-recourse to the borrower.

(b) Although interest on the loan accrues at 8.25%, interest only payments at 6.66% are payable monthly.

Integon Life Insurance Corporation ("Integon") was the holder of a note receivable dated September 23, 1986 secured by Holiday Inn - Kingsland. On September 25, 1986, the Partnership entered into a loan participation agreement (the "Participation Agreement") with Integon, pursuant to which the Partnership purchased a 66.1107% interest in the Holiday Inn - Kingsland note receivable. As a result of subsequent transactions between the two parties, this participation interest was reduced to 46.64%.

The borrower defaulted on the loan in November 1988. On August 1, 1989, the Partnership notified Integon of its intent to exercise the put option under the terms of the Participation Agreement. Under the put provisions, the Partnership had the right to require Integon to repurchase the Partnership's interest in the loan of $3,501,220, upon default by the borrower. Integon successfully completed its foreclosure proceedings in December 1991.

Integon refused to perform under the repurchase provision citing claims it might have against the Partnership resulting from actions of the Original General Partner. In 1990, the Partnership filed suit against Integon to collect under the repurchase provisions. On August 24, 1992, the Partnership settled its lawsuit against Integon, whereby the Partnership transferred to Integon its interest in the property securing the loan in question. In exchange, Integon transferred to the Partnership its interest in a mortgage loan secured by Governour's Square Apartments, a property owned by an affiliate of the General Partner and located in Wilmington, North Carolina, and $320,000 in cash. The Partnership recognized a gain of $51,082 in 1992, which represented the gain attributable to the proportion of the assets that were received in cash. The remaining gain on the settlement of $613,988 was deferred and is being amortized over the term of the mortgage loan investment as payments are received.

In June 1993, the affiliate paid off $2,865,602 of this loan. In order to induce the affiliate to partially liquidate this loan, the Partnership agreed to reduce the principal balance of the loan by $206,101, thereby reducing the total amount of the gain on the settlement. For the remaining $733,900 balance of the loan, a new loan agreement was executed and the affiliate substituted a second lien on another of its properties, Fort Meigs Shopping Center, as the collateral on the loan.

As a result of the partial liquidation, the Partnership recognized $457,304 of the previously discussed deferred gain. This gain was partially offset by the $206,101 reduction in principal balance discussed above, resulting in a $251,203 net extraordinary gain in 1993.

The proceeds from the partial pay off of the loan were used to pay distributions to the limited partners of $2,823,498 in 1993.

Based on market lending rates for mortgage loan  investments with similar terms,
risks  and   average   maturities,   the  fair  value  of  the   mortgage   loan
investment-affiliate was approximately $723,000 at December 31, 1995.

A summary of activity for the mortgage loan investment to an affiliated borrower for each of the three years in the period ended December 31, 1995 is as follows:

                                                                     For the Years Ended December 31,
                                                          -----------------------------------------------------
                                                           1995                 1994                   1993
                                                          -------              -------              -----------
Balance at beginning of year...............              $733,900             $733,900              $ 3,830,349
Reduction in principal.....................                     -                    -                 (206,101)
Collection of principal....................                     -                    -               (2,890,348)
                                                          -------              -------               ----------
Balance at end of year.....................              $733,900             $733,900              $   733,900
                                                          =======              =======               ==========

NOTE 7 - MORTGAGE NOTE PAYABLE
- -----    ---------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1995 and 1994. The mortgage note payable is secured by the related real estate investment.


                          Mortgage         Annual          Monthly                December 31,
                           Lien           Interest         Payments/        -------------------------
Property                 Position (a)      Rate %          Maturity            1995           1994
- --------                 ------------     -------       -------------       ---------       ---------
Sterling Springs
Apartments               First             8.15        $23,443   7/03      $2,829,007      $2,877,591
                         Discount (b)                                         (68,046)        (75,288)
                                                                            ---------       ---------
                                                                           $2,760,961      $2,802,303
                                                                            =========       =========


(a)    The debt is non-recourse to the Partnership.

(b)     The mortgage loan was discounted to an effective rate of 8.62%.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). This REMIC consists of a pool of properties from various partnerships affiliated with McNeil. One of the Partnership's properties, Sterling Springs Apartments, is included in this REMIC. The properties in the REMIC are not collateralized across the partnerships. The Partnership incurred loan costs of $161,494 in connection with the financing of the property. An additional $218,147 of tax, insurance and property replacement escrows were established at the closing of the loan.

Scheduled principal maturities of the mortgage note payable under existing terms, excluding a discount of $68,046, are as follows:

                           1996                     $   52,694
                           1997                         57,153
                           1998                         61,989
                           1999                         67,234
                           2000                         72,923
                           Thereafter                2,517,014
                                                     ---------
                             Total                  $2,829,007
                                                     =========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $2,772,000 at December 31, 1995.

NOTE 8 - LEGAL PROCEEDINGS
- ------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the Federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

4) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd. (presently known as McNeil Real Estate Fund XX, L.P.), Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

     In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

5) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 5, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

     These are corporate/securities class and derivative actions brought in state and Federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 6, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

7)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 7, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

8) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 8, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 8, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

                        McNEIL REAL ESTATE FUND XX, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                        Initial Cost (b)             Cumulative          Costs
                                                  ---------------------------        Write-down       Capitalized
                               Related (b)                        Buildings and     and Permanent      Subsequent
Description                   Encumbrances          Land          Improvements      Impairment      To Acquisition
- -----------                     ---------         ---------        ----------        ---------         ---------
1130 Sacramento
   Condominiums
   San Francisco, CA           $        -        $  307,697       $ 1,866,696       $        -        $  601,405

Sterling Springs
   Apartments
   Austin, TX                   2,760,961           392,000         2,908,000                -           743,686
                                ---------         ---------        ----------        ---------         ---------
                               $2,760,961        $  699,697       $ 4,774,696       $        -        $1,345,091
                                =========         =========        ==========        =========         =========






























                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                  Gross Amount at
                                           Which Carried at Close of Period
                                   -----------------------------------------------        Accumulated
                                                    Buildings and                        Depreciation
Description                          Land            Improvements        Total (a)      and Amortization
- -----------                        ---------          ---------          ---------         ----------
1130 Sacramento
   Condominiums
   San Francisco, CA              $  307,697         $2,468,101         $2,775,798        $  (248,111)

Sterling Springs
   Apartments
   Austin, TX                        392,000          3,651,686          4,043,686           (844,996)
                                   ---------          ---------          ---------         ----------
                                  $  699,697         $6,119,787         $6,819,484        $(1,093,107)
                                   =========          =========          =========         ==========


(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $6,820,738 and accumulated depreciation was $877,736 at December 31, 1995.





























                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995


                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
- -----------                   ------------                --------              ------------
1130 Sacramento
   Condominiums
   San Francisco, CA            1992                        5/93                    5-25

Sterling Springs
   Apartments
   Austin, TX                   1985                        7/90                    5-25


                        McNEIL REAL ESTATE FUND XX, L.P.

                              Notes to Schedule III
              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                           1995               1994               1993
                                                        ---------          ---------          ---------
Real estate investments:
- -----------------------

Balance at beginning of year...............            $6,700,869         $6,435,025         $3,450,925

Improvements...............................               118,615            265,844            809,707

Reclassification from assets held
   for sale................................                     -                  -          2,174,393
                                                       ----------          ---------          ---------

Balance at end of year.....................           $6,819,484          $6,700,869         $6,435,025
                                                       =========           =========          =========



Accumulated depreciation:
- ------------------------

Balance at beginning of year...............           $  762,675          $  455,860         $  304,020

Depreciation...............................              330,432             306,815            151,840
                                                       ---------           ---------          ---------

Balance at end of year.....................           $1,093,107          $  762,675         $  455,860
                                                       =========           =========          =========



Assets held for sale:
- --------------------

Balance at beginning of year...............           $         -         $        -         $1,768,153

Improvements...............................                     -                  -              3,019

Purchase of second lien....................                     -                  -            800,000

Reclassification to real estate
   investments.............................                     -                  -         (2,174,393)

Sale ......................................                     -                  -           (396,779)
                                                       ----------          ---------          ---------

Balance at end of year.....................           $         -         $        -         $        -
                                                       ==========          =========          =========


                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURES.
         ---------------------

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
- -----------------             ---       -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J.  McNeil              52       Mrs.  McNeil  is  Co-Chairman,  with  husband  Robert  A.  McNeil, of McNeil
                                        Co-Chairman  of  the   Investors,  Inc. Mrs. McNeil has twenty years of real
                                        estate  experience,  Board most recently as a private  investor from 1986 to
                                        1993.  In 1982,  she founded Ivory &  Associates,  a commercial  real estate brokerage  firm in San  Francisco,  CA. Prior to that,  she was a commercial real estate  associate with the Madison Company and,  earlier,  a commercial sales  associate and analyst with Marcus and Millichap in San Francisco.  In
                                        1978, Mrs. McNeil  established  the Escrow  Training  Centers,  California's first  accredited  commercial  training  program  for title  company  escrow officers  and real  estate  agents  needing  college  credits to qualify for brokerage  licenses.  She began in real  estate  as  Manager  and  Marketing
                                        Director of Title  Insurance  and Trust in Marin  County,  CA.  Mrs.  McNeil
                                        serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships during the Past 5 Years
- -----------------              ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director  of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI  in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and  Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty  Advisors,  Inc.,
                                        with   responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing  $2 billion in asset value.  He was also  Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates.  Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice  President and Chief
                                        Financial  Officer  and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before  his  promotion  to
                                        President  in  1982.  He  was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been  engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has  been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He  also serves
                                        as Acting  Chief  Financial  Officer  of McREMI  since the   resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily   responsible
                                        for   Asset   Management   functions   at   McREMI,    including    property
                                        dispositions,   commercial  leasing,  real  estate  finance  and   portfolio
                                        management.  Prior to joining  McREMI,  Mr.  Taylor  served as an  Executive
                                        Vice  President  for a national  syndication/property  management   company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.     EXECUTIVE COMPENSATION
- -------      ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------      --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 4,519.36 Units at February 29, 1996 (approximately 9.13% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner collectively own 4.5 Units, which is less than 1% of Units outstanding.

(C)     Change in control.

        None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------      ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or (iii) on 1130 Sacramento, the net book value of the property is used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $173,751 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $278,177 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------      ----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)       Exhibits
          --------

          Exhibit
          Number                            Description
          ------                            -----------

          4. Amended and Restated Limited Partnership Agreement dated March 30, 1992 (incorporated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10,
                                            1992).

          10.3 Portfolio Services Agreement dated February 14, 1991, between Southmark Income Investors, Ltd. and McNeil Real Estate Management, Inc. (1)

          10.5 Promissory Note dated October 30, 1985, between Lakeland Associates, Ltd. and Paris Savings and Loan Association relating to Lakeland Nursing Home. (1)

          10.6 Loan Participation Agreement dated September 4, 1986, between Southmark Income Investors, Ltd. and Paris Savings and Loan Association relating to Lakeland Nursing Home.
                                            (1)

          10.7 Promissory Note dated February 28, 1986, between Idlewood Associates, Ltd. and Southern Heritage Life Insurance Company relating to Idlewood Nursing Home. (1)

          10.8 Loan Participation Agreement dated September 4, 1986, between Southmark Income Investors, Ltd. and Paris Savings and Loan Association relating to Idlewood Nursing Home.
                                            (1)

          10.10 Loan Agreement dated June 23, 1993, between Lexington Mortgage Company and McNeil Real Estate Fund XX, L.P., et al. (3)

          10.11 Property Management Agreement dated June 24, 1993, between McNeil Real Estate Management, Inc. and Sterling Springs Fund XX Limited Partnership (filed without schedules). (4)

          10.12                             Revolving   Credit  Agreement  dated
                                            August  6,  1992,   between   McNeil
                                            Partners,  L.P. and various selected
                                            partnerships,      including     the
                                            registrant. (4)

          10.14 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XX, L.P. and McNeil Real Estate Management, Inc. (2)

          Exhibit
          Number                            Description
          ------                            -----------

          10.15 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate Fund XX, L.P. and McNeil Real Estate Management, Inc.
                                            (2).

          11. Statement regarding computation of Net Income per Limited Partnership Unit (see Note 1 to Financial Statements).

          22.                               Following is a list of  subsidiaries
                                            of the Partnership:

                                                                                                   Names Under
                                                                           Jurisdiction            Which It Is
                                            Name of Subsidiary            Incorporation          Doing Business
                                            ------------------            -------------          --------------
                                            Sterling Springs Fund XX
                                               Limited Partnership          Delaware                   None

                  (1) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

                  (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

                  (3) Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783) on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994.

                  (4) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994.



(B) There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XX, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   McNEIL REAL ESTATE FUND XX, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



April 1, 1996                                      By:  /s/  Robert A. McNeil
- -------------------------------                         ---------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 1, 1996                                      By:  /s/  Donald K. Reed
- --------------------------------                        ---------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Ron K. Taylor
- --------------------------------                        ---------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/ Carol A. Fahs
- --------------------------------                        ---------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.