Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XX L P
filed 1996-05-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended                         March 31, 1996
                           -----------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14007




                        MCNEIL REAL ESTATE FUND XX, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                       33-0050225
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code           (214) 448-5800
                                                  ------------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $       699,697      $      699,697
   Buildings and improvements...............................                 6,123,527           6,119,787
                                                                        --------------       -------------
                                                                             6,823,224           6,819,484
   Less:  Accumulated depreciation..........................                (1,177,733)         (1,093,107)
                                                                        --------------       -------------
                                                                             5,645,491           5,726,377

Mortgage loan investments, net of allowance of
   $792,013 at March 31, 1996 and
   December 31, 1995........................................                 3,504,474           3,537,436
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 3,456,079           3,927,223
Cash segregated for security deposits.......................                    65,309              59,869
Interest and other accounts receivable......................                    70,940              77,480
Escrow deposits.............................................                   174,440             144,844
Deferred borrowing costs, net of accumulated
   amortization of $34,767 and $31,264 at March 31,
   1996 and December 31, 1995, respectively.................                   126,727             130,230
Prepaid expenses and other assets...........................                    26,677               8,590
                                                                        --------------       -------------
                                                                       $    13,804,037      $   14,345,949
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage note payable, net..................................           $     2,750,096      $    2,760,961
Accounts payable and other accrued expenses.................                    50,438             120,293
Accrued property taxes......................................                   159,134             123,530
Payable to affiliates - General Partner.....................                    68,565              32,849
Deferred revenue............................................                   168,819             170,475
Security deposits and deferred rental revenue...............                    61,629              58,213
                                                                        --------------       -------------
                                                                             3,258,681           3,266,321
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership
     units  authorized;  49,512 limited partnership units
     issued and outstanding at March 31, 1996 and
     December 31, 1995......................................                10,864,729          11,399,658
   General Partner..........................................                  (319,373)           (320,030)
                                                                        --------------       -------------
                                                                            10,545,356          11,079,628
                                                                        --------------       -------------
                                                                       $    13,804,037      $   14,345,949
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------    ---------------
Revenue:
  Rental revenue...............................................            $      362,907    $       328,983
  Interest income on mortgage loan investments.................                    71,014             68,220
  Interest income on mortgage
    loan investment - affiliate................................                    15,304             15,137
  Other interest income........................................                    46,830             50,453
    Total revenue..............................................                   496,055            462,793

Expenses:
  Interest.....................................................                    62,881             63,421
  Depreciation.................................................                    84,626             81,207
  Property taxes...............................................                    48,076             46,788
  Personnel costs..............................................                    36,984             49,543
  Utilities....................................................                    19,710             20,333
  Repairs and maintenance......................................                    31,135             29,783
  Property management fees -affiliates.........................                    16,885             15,500
  Other property operating expenses............................                    18,734             19,671
  General and administrative...................................                    28,099             16,610
  General and administrative -affiliates.......................                    83,222             95,479
    Total expenses.............................................                   430,352            438,335

Net income.....................................................            $       65,703     $       24,458
                                                                            =============      =============

Net income allocable to limited partners.......................            $       65,046     $       24,213
Net income allocable to General Partner........................                       657                245
                                                                            -------------      -------------
Net income.....................................................            $       65,703     $       24,458
                                                                            =============      =============

Net income per limited partnership unit........................            $         1.31     $          .49
                                                                            =============      =============

Distributions per limited partnership unit.....................            $        12.12     $         5.05
                                                                            =============      =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         --------------        ---------------


Balance at December 31, 1994..............       $     (320,671)         $   11,586,184        $   11,265,513

Net income................................                  245                  24,213                24,458

Distributions.............................                    -                (250,001)             (250,001)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $     (320,426)         $   11,360,396        $   11,039,970
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (320,030)         $   11,399,658        $   11,079,628

Net income................................                  657                  65,046                65,703

Distributions.............................                    -                (599,975)             (599,975)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (319,373)         $   10,864,729        $   10,545,356
                                                  =============           =============         =============












The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                   March 31,
                                                                -------------------------------------------
                                                                        1996                     1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $          371,445         $       340,881
   Cash paid to suppliers............................                     (224,008)               (118,172)
   Cash paid to affiliates...........................                      (64,391)               (107,373)
   Interest received.................................                      116,244                 138,982
   Interest received from affiliates.................                       12,221                  12,221
   Interest paid.....................................                      (57,555)                (58,551)
   Property taxes paid...............................                      (12,472)                 (5,767)
   Property taxes escrowed...........................                      (29,100)                (36,678)
                                                                 ------------------         --------------
Net cash provided by operating activities............                      112,384                 165,543
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                       (3,740)                (10,942)
   Collection of principal on mortgage loan
     investments.....................................                       32,962                  39,280
                                                                 -----------------          --------------
Net cash provided by investing activities............                       29,222                  28,338
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (12,775)                (11,779)
   Distributions paid................................                     (599,975)               (250,001)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (612,750)               (261,780)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                     (471,144)                (67,899)

Cash and cash equivalents at beginning of
   period............................................                    3,927,223               3,734,020
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        3,456,079         $     3,666,121
                                                                 =================          ==============







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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------        ----------------

Net income...........................................             $         65,703        $         24,458
                                                                   ---------------         ---------------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation......................................                       84,626                  81,207
   Amortization of deferred borrowing costs..........                        3,503                   3,185
   Amortization of discount on mortgage note
     payable.........................................                        1,910                   1,765
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (5,440)                 (6,284)
     Interest and other accounts receivable..........                        6,540                  (9,746)
     Escrow deposits.................................                      (29,596)                (34,729)
     Prepaid expenses and other assets...............                      (18,087)                  6,623
     Accounts payable and other accrued
       expenses......................................                      (69,855)                  9,611
     Accrued property taxes..........................                       35,604                  41,021
     Payable to affiliates - General Partner.........                       35,716                   3,606
     Deferred revenue................................                       (1,656)                 25,941
     Security deposits and deferred rental
       revenue.......................................                        3,416                  18,885
                                                                   ---------------          --------------

       Total adjustments.............................                       46,681                 141,085
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        112,384         $       165,543
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XX, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, Dallas, Texas 75240.

NOTE 3.
- -------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Property management fees.............................             $         16,885         $        15,500
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       40,881                  53,417
   Asset management fee..............................                       42,341                  42,062
                                                                   ---------------          --------------
                                                                  $        100,107         $       110,979
                                                                   ===============          ==============


Payable to affiliates - General Partner at March 31, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
- -------

Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of Sterling Springs Apartments or 1130 Sacramento Condominiums since December 31, 1995.

The Partnership reported net income of $65,703 for the first three months of 1996 as compared to net income of $24,458 for the same period in 1995. Revenues in 1996 increased to $496,055 from $462,793 in 1995, while expenses were $430,352 in 1996 as compared to $438,335 in 1995.

Net cash provided by operating activities was $112,384 for the three months ended March 31, 1996, a change from the $165,543 provided during the same three month period in 1995.

The Partnership expended $3,740 for capital improvements, made $12,775 in principal payments on its mortgage note payable, and collected $32,962 of principal on mortgage loan investments. After distributions of $599,975 to the limited partners, cash and cash equivalents totaled $3,456,079 at March 31, 1996, a net decrease of $471,144 from the balance at December 31, 1995.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue increased by $33,262 for the three month period ended March 30, 1996 as compared to the same period in 1995. The increase was mainly due to an increase in rental revenue, as discussed below.

Rental revenue for the three months ended March 31, 1996 increased by $33,924 as compared to the same period in 1995. The increase was due to an increase in rental rates at Sterling Springs Apartments in July 1995 and again in March 1996.

Expenses:

Total expenses for the three months ended March 31, 1996 decreased by $7,983 as compared to the same period in 1995. The decrease was due to a decrease in personnel costs and general and administrative - affiliates, offset by an increase in general and administrative expenses, as discussed below.

Personnel costs decreased by $12,559 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease was mainly due to a worker's compensation insurance refund received on Sterling Springs Apartments; the result of an audit performed on prior years' workers' compensation insurance.

General and administrative expense increased by $11,489 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was mainly due to the Partnership incurring approximately $12,000 of costs in 1996 to defend class action litigation.

General and administrative - affiliates decreased by $12,257 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $112,384 through operating activities for the first three months of 1996 as compared to $165,543 for the first three months of 1995. The decrease in 1996 was mainly due to an increase in cash paid to suppliers, the result of outstanding accounts payables in 1995 paid in the first quarter of 1996.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $3,456,079. This balance provides a reasonable level of working capital for the Partnerships immediate needs in operating its properties.

In 1996, operations of Sterling Springs Apartments and 1130 Sacramento are expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value and competitiveness in the market. The Partnership has budgeted to spend approximately $38,000 on capital improvements to its properties in 1996, which are expected to be funded from operations of the properties.

For 1996, management expects that cash from operations of its properties and principal and interest collections on the mortgage loan investments, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

The Partnership distributed $599,975 to the limited partners in the first quarter of 1996. At the present time, the Partnership anticipates making additional distributions to the limited partners in 1996. Management is currently reviewing cash requirements to determine the amount and timing of such distributions.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd. (presently known as McNeil Real Estate Fund XXIV, L.P.), Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                    Document Description
         --------                  --------------------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         11. Statement regarding computation of Net Income per Limited Partnership Unit: Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 49,512 limited partnership units outstanding in 1996 and 1995.

         27.                       Financial Data Schedule for the quarter ended
                                   March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XX, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



May 14, 1996                    By:  /s/  Donald K. Reed
- -------------------                  -------------------------------------------
Date                                 Donald K. Reed
                                     President and Chief Executive Officer




May 14, 1996                    By:  /s/  Ron K. Taylor
- -------------------                  -------------------------------------------
Date                                 Ron K. Taylor
                                     Acting Chief Financial Officer of
                                      McNeil Investors, Inc.




May 14, 1996                    By:  /s/  Carol A. Fahs
- -------------------                  -------------------------------------------
Date                                 Carol A. Fahs
                                     Chief Accounting Officer of McNeil
                                      Real Estate Management, Inc.