Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XX L P
filed 1996-08-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended           June 30, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-14007
                          ---------



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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ----------------     --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $       699,697      $      699,697
   Buildings and improvements...............................                 6,129,999           6,119,787
                                                                        --------------       -------------
                                                                             6,829,696           6,819,484
   Less:  Accumulated depreciation..........................                (1,262,461)         (1,093,107)
                                                                        --------------       -------------
                                                                             5,567,235           5,726,377

Mortgage loan investments, net of allowance of
   $792,013 at June 30, 1996 and
   December 31, 1995........................................                 3,471,559           3,537,436
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 3,616,730           3,927,223
Cash segregated for security deposits.......................                    57,494              59,869
Interest and other accounts receivable......................                    74,463              77,480
Escrow deposits.............................................                   203,810             144,844
Deferred borrowing costs, net of accumulated
   amortization of $38,270 and $31,264 at June 30,
   1996 and December 31, 1995, respectively.................                   123,224             130,230
Prepaid expenses and other assets...........................                     6,224               8,590
                                                                        --------------       -------------
                                                                       $    13,854,639      $   14,345,949
                                                                        ==============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable, net..................................           $     2,738,970      $    2,760,961
Accounts payable and other accrued expenses.................                    50,143             120,293
Accrued property taxes......................................                   194,738             123,530
Payable to affiliates.......................................                    37,195              32,849
Deferred revenue............................................                   167,163             170,475
Security deposits and deferred rental revenue...............                    55,641              58,213
                                                                        --------------       -------------
                                                                             3,243,850           3,266,321
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 60,000 limited partnership units
     authorized; 49,512 limited partnership units issued
     and outstanding at June 30, 1996 and December 31, 1995.                10,929,508          11,399,658
   General Partner..........................................                  (318,719)           (320,030)
                                                                        --------------       -------------
                                                                            10,610,789          11,079,628
                                                                        --------------       -------------
                                                                       $    13,854,639      $   14,345,949
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $      345,660     $      335,573    $      708,567     $      664,556
   Interest income on mortgage
     loan investments............             70,843             72,954           141,857            141,174
   Interest income on mortgage
     loan investment - affiliate.             15,306             15,305            30,610             30,442
   Other interest income.........             46,484             57,972            93,314            108,425
                                       -------------      -------------     -------------      -------------
     Total revenue...............            478,293            481,804           974,348            944,597
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             62,618             61,585           125,499            125,006
   Depreciation..................             84,728             81,207           169,354            162,414
   Property taxes................             36,900             46,788            84,976             93,576
   Personnel costs...............             33,740             35,775            70,724             85,318
   Utilities.....................             18,221             21,088            37,931             41,421
   Repairs and maintenance.......             30,915             27,476            62,050             57,259
   Property management
     fees - affiliates...........             16,931             17,343            33,816             32,843
   Other property operating
     expenses....................             24,107             22,753            42,841             42,424
   General and administrative....             19,986             25,913            48,085             42,523
   General and administrative -
     affiliates..................             84,714             96,094           167,936            191,573
                                       -------------      -------------     -------------      -------------
     Total expenses..............            412,860            436,022           843,212            874,357
                                       -------------      -------------     -------------      -------------

Net income.......................     $       65,433     $       45,782    $      131,136     $       70,240
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $       64,779     $       45,325    $      129,825     $       69,538
Net income allocable
   to General Partner............                654                457             1,311                702
                                       -------------      -------------     -------------      -------------
Net income.......................     $       65,433     $       45,782    $      131,136     $       70,240
                                       =============      =============     =============      =============

Net income per limited
   partnership unit..............     $         1.31     $          .92    $         2.62     $         1.40
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $            -     $            -    $        12.12     $         5.05
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (320,671)         $   11,586,184        $   11,265,513

Net income................................                  702                  69,538                70,240

Distributions.............................                    -                (250,001)             (250,001)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $     (319,969)         $   11,405,721        $   11,085,752
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (320,030)         $   11,399,658        $   11,079,628

Net income................................                1,311                 129,825               131,136

Distributions.............................                    -                (599,975)             (599,975)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (318,719)         $   10,929,508        $   10,610,789
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                               Six Months Ended
                                                                                   June 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $          721,380         $       652,466
   Cash paid to suppliers............................                     (331,385)               (285,624)
   Cash paid to affiliates...........................                     (197,406)               (220,515)
   Interest received.................................                      229,412                 275,641
   Interest received from affiliates.................                       24,443                  24,443
   Interest paid.....................................                     (114,847)               (116,861)
   Property taxes paid...............................                      (13,768)                (31,586)
   Property taxes escrowed...........................                      (58,200)                (68,504)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      259,629                 229,460
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (10,212)                (32,555)
   Collection of principal on mortgage loan
     investments.....................................                       65,877                  81,958
                                                                 -----------------          --------------
Net cash provided by investing activities............                       55,665                  49,403
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (25,812)                (23,799)
   Distributions paid................................                     (599,975)               (250,001)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (625,787)               (273,800)
                                                                 -----------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                     (310,493)                  5,063

Cash and cash equivalents at beginning of
   period............................................                    3,927,223               3,734,020
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        3,616,730         $     3,739,083
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                              Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------       -----------------

Net income...........................................             $        131,136        $         70,240
                                                                   ---------------         ---------------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation......................................                      169,354                 162,414
   Amortization of deferred borrowing costs..........                        7,006                   5,347
   Amortization of discount on mortgage note
     payable.........................................                        3,821                   2,960
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        2,375                 (19,180)
     Interest and other accounts receivable..........                        3,017                  (7,129)
     Escrow deposits.................................                      (58,966)                 44,566
     Prepaid expenses and other assets...............                        2,366                   6,566
     Accounts payable and other accrued
       expenses......................................                      (70,150)                (23,002)
     Accrued property taxes..........................                       71,208                 (50,226)
     Payable to affiliates...........................                        4,346                   3,901
     Deferred revenue................................                       (3,312)                 25,941
     Security deposits and deferred rental
       revenue.......................................                       (2,572)                  7,062
                                                                   ---------------          --------------

       Total adjustments.............................                      128,493                 159,220
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        259,629         $       229,460
                                                                   ===============          ==============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                    1996            1995
                                                  ---------      ---------

Property management fees....................      $  33,816      $  32,843
Charged to general and administrative -
   affiliates:
   Partnership administration...............         81,607        106,249
   Asset management fee.....................         86,329         85,324
                                                   --------       --------
                                                  $ 201,752      $ 224,416
                                                   ========       ========

Payable to affiliates at June 30, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

The Partnership reported net income of $131,136 for the first six months of 1996 as compared to net income of $70,240 for the same period in 1995. Revenues in 1996 increased to $974,348 from $944,597 in 1995, while expenses were $843,212 in 1996 as compared to $874,357 in 1995.

Net cash provided by operating activities was $259,629 for the six months ended June 30, 1996, a change from the $229,460 provided during the same six month period in 1995.

The Partnership expended $10,212 for capital improvements, made $25,812 in principal payments on its mortgage note payable, and collected $65,877 of principal on mortgage loan investments. After distributions of $599,975 to the limited partners, cash and cash equivalents totaled $3,616,730 at June 30, 1996, a net decrease of $310,493 from the balance at December 31, 1995.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue decreased by $3,511 and increased by $29,751 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The overall increase was mainly due to an increase in rental revenue, as discussed below.

Rental revenue for the three and six month periods ended June 30, 1996 increased by $10,087 and $44,011, respectively, as compared to the same periods in 1995. The increase was primarily due to an increase in rental rates at Sterling Springs Apartments in July 1995 and again in March 1996.

Other interest income decreased by $11,488 and $15,111 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was the result of a decrease in cash available for short-term investment, mainly due to the payment of distributions to limited partners.

Expenses:

Total expenses for the three and six month periods ended June 30, 1996 decreased by $23,162 and $31,145, respectively, as compared to the same periods in 1995. The decrease was due to a decrease in personnel costs and general and administrative - affiliates, partially offset by an increase in general and administrative expenses, as discussed below.

Personnel costs decreased by $2,035 and $14,594 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a worker's compensation insurance refund received for Sterling Springs Apartments; the result of an audit performed on prior years' workers' compensation insurance.

General and administrative expense decreased by $5,927 for the three months and increased by $5,562 for the six months ended June 30, 1996 as compared to the same periods in 1995. The overall increase was mainly due to the Partnership incurring approximately $15,000 of costs in 1996 to defend class action litigation. This increase was partially offset by a decrease in legal expenses in the second quarter of 1996. A greater amount of legal expenses were incurred in 1995 relating to the modification of the Idlewood and Lakeland Nursing Homes notes receivable.

General and administrative - affiliates decreased by $11,380 and $23,637 for the three and six months ended June 30, 1996, respectively, as compared to the same period in 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $259,629 through operating activities for the first six months of 1996 as compared to $229,460 for the first six months of 1995. The increase in 1996 was mainly due to an increase in cash received from tenants (see discussion of increase in rental revenue, above).

Short-term liquidity:

At June 30, 1996, the Partnership held cash and cash equivalents of $3,616,730. This balance provides a reasonable level of working capital for the Partnerships immediate needs in operating its properties.

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

The Partnership distributed $599,975 to the limited partners in the first quarter of 1996. The Partnership anticipates making additional distributions in the third quarter of 1996 totaling $600,000 to the limited partners of record as of August 1, 1996.


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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counter-claims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is set for the week of October 14, 1996; however, the final outcome of this litigation cannot be determined at this time.

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Document Description
         -------                    --------------------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorpo-rated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XX, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



August 14, 1996                      By: /s/  Donald K. Reed
- -------------------------               ---------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




August 14, 1996                      By: /s/  Ron K. Taylor
- -------------------------                --------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                         McNeil Investors, Inc.




August 14, 1996                      By: /s/  Carol A. Fahs
- -------------------------                --------------------------------------
Date                                     Carol A. Fahs
                                         Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.