Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XX L P
filed 1996-11-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended    September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14007
                            --------


                        MCNEIL REAL ESTATE FUND XX, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                  33-0050225
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code  (972) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $       699,697      $      699,697
   Buildings and improvements...............................                 6,161,828           6,119,787
                                                                        --------------       -------------
                                                                             6,861,525           6,819,484
   Less:  Accumulated depreciation..........................                (1,347,646)         (1,093,107)
                                                                        --------------       -------------
                                                                             5,513,879           5,726,377

Mortgage loan investments, net of allowance of
   $792,013 at September 30, 1996 and
   December 31, 1995........................................                 3,438,037           3,537,436
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 3,118,768           3,927,223
Cash segregated for security deposits.......................                    57,211              59,869
Interest and other accounts receivable......................                    75,477              77,480
Escrow deposits.............................................                   122,315             144,844
Deferred borrowing costs, net of accumulated amorti-
   zation of $41,772 and $31,264 at September 30,
   1996 and December 31, 1995, respectively.................                   119,722             130,230
Prepaid expenses and other assets...........................                     7,471               8,590
                                                                        --------------       -------------
                                                                       $    13,186,780      $   14,345,949
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------
Mortgage note payable, net..................................           $      2,727,576     $    2,760,961
Accounts payable and other accrued expenses.................                    57,244             120,293
Accrued property taxes......................................                   130,599             123,530
Payable to affiliates.......................................                    11,717              32,849
Deferred revenue............................................                   165,508             170,475
Security deposits and deferred rental revenue...............                    47,900              58,213
                                                                        --------------       -------------
                                                                             3,140,544           3,266,321
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at September 30, 1996 and
     December 31, 1995......................................                10,364,600          11,399,658
   General Partner..........................................                  (318,364)           (320,030)
                                                                        --------------       -------------
                                                                            10,046,236          11,079,628
                                                                        --------------       -------------
                                                                       $    13,186,780      $   14,345,949
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      338,728     $      339,876    $    1,047,295     $    1,004,432
   Interest income on mortgage
     loan investments............             73,221             74,864           215,078            216,038
   Interest income on mortgage
     loan investment - affiliate.             15,473             15,473            46,083             45,915
   Other interest income.........             44,304             53,497           137,618            161,922
                                       -------------      -------------     -------------      -------------
     Total revenue...............            471,726            483,710         1,446,074          1,428,307
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             62,348             64,811           187,847            189,817
   Depreciation..................             85,185             83,907           254,539            246,321
   Property taxes................             36,302             34,867           121,278            128,443
   Personnel costs...............             37,009             38,176           107,733            123,494
   Utilities.....................             24,054             26,328            61,985             67,749
   Repairs and maintenance.......             32,955             35,249            95,005             92,508
   Property management
     fees - affiliates...........             16,358             16,601            50,174             49,444
   Other property operating
     expenses....................             25,366             17,470            68,207             59,894
   General and administrative....             48,879            159,003            96,964            201,526
   General and administrative -
     affiliates..................             67,848             95,341           235,784            286,914
                                       -------------      -------------     -------------      -------------
     Total expenses..............            436,304            571,753         1,279,516          1,446,110
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       35,422     $      (88,043)   $      166,558     $     (17,803)
                                       =============      =============     =============      ============

Net income (loss) allocable
   to limited partners...........     $       35,068     $      (87,163)   $      164,892     $      (17,625)
Net income (loss) allocable
   to General Partner............                354               (880)            1,666               (178)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $       35,422     $      (88,043)   $      166,558     $      (17,803)
                                       =============      =============     =============      =============

Net income (loss) per
   limited partnership unit......     $          .71     $        (1.76)   $         3.33     $         (.36)
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $        12.12     $            -    $        24.24     $         5.05
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995




                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         --------------        --------------

Balance at December 31, 1994..............       $     (320,671)         $   11,586,184        $   11,265,513

Net loss..................................                 (178)                (17,625)              (17,803)

Distributions.............................                    -                (250,001)             (250,001)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $     (320,849)         $   11,318,558        $   10,997,709
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (320,030)         $   11,399,658        $   11,079,628

Net income................................                1,666                 164,892               166,558

Distributions.............................                    -              (1,199,950)           (1,199,950)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (318,364)         $   10,364,600        $   10,046,236
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Nine Months Ended
                                                                                September 30,
                                                                -------------------------------------------
                                                                       1996                     1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        1,054,770         $       995,491
   Cash paid to suppliers............................                     (493,926)               (445,906)
   Cash paid to affiliates...........................                     (307,090)               (330,181)
   Interest received.................................                      345,346                 398,869
   Interest received from affiliates.................                       36,665                  36,664
   Interest paid.....................................                     (171,873)               (174,924)
   Property taxes paid...............................                     (114,209)                (31,586)
   Property taxes escrowed...........................                       23,571                 (97,604)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      373,254                 350,823
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (42,041)                (78,600)
   Collection of principal on mortgage loan
     investments.....................................                       99,399                 105,471
                                                                 -----------------          --------------
Net cash provided by investing activities............                       57,358                  26,871
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (39,117)                (36,065)
   Distributions paid................................                   (1,199,950)               (250,001)
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,239,067)               (286,066)
                                                                 -----------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                     (808,455)                 91,628

Cash and cash equivalents at beginning of
   period............................................                    3,927,223               3,734,020
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        3,118,768         $     3,825,648
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ----------------
Net income (loss)....................................             $        166,558         $       (17,803)
                                                                   ---------------          --------------

Adjustments to  reconcile  net income (loss) to net
   cash  provided by operating activities:
   Depreciation......................................                      254,539                 246,321
   Amortization of deferred borrowing costs..........                       10,508                   9,751
   Amortization of discount on mortgage note
     payable.........................................                        5,732                   5,386
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        2,658                 (14,273)
     Interest and other accounts receivable..........                        2,003                 (10,457)
     Escrow deposits.................................                       22,529                  18,260
     Prepaid expenses and other assets...............                        1,119                   4,796
     Accounts payable and other accrued
       expenses......................................                      (63,049)                 91,799
     Accrued property taxes..........................                        7,069                 (15,359)
     Payable to affiliates - General Partner.........                      (21,132)                  6,177
     Deferred revenue................................                       (4,967)                 20,753
     Security deposits and deferred rental
       revenue.......................................                      (10,313)                  5,472
                                                                   ---------------          --------------

       Total adjustments.............................                      206,696                 368,626
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        373,254         $       350,823
                                                                   ===============          ==============









The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                    -----------------------
                                                       1996        1995
                                                    ---------     ---------

Property management fees..................          $  50,174     $  49,444
Charged to general and administrative -
   affiliates:
   Partnership administration.............            113,098       157,729
   Asset management fee...................            122,686       129,185
                                                     --------      --------
                                                    $ 285,958     $ 336,358
                                                     ========      ========

Payable to affiliates at September 30, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments or 1130 Sacramento Condominiums since December 31, 1995.

The Partnership reported net income of $166,558 for the first nine months of 1996 as compared to net loss of $17,803 for the same period in 1995. Revenues in 1996 were $1,446,074 as compared to $1,428,307 in 1995, while expenses decreased to $1,279,516 in 1996 from $1,446,110 in 1995.

Net cash provided by operating activities was $373,254 for the nine months ended September 30, 1996, comparable to the $350,823 provided during the same nine month period in 1995.

The Partnership expended $42,041 for capital improvements, made $39,117 in principal payments on its mortgage note payable, and collected $99,399 of principal on mortgage loan investments. After distributions of $1,199,950 to the limited partners, cash and cash equivalents totaled $3,118,768 at September 30, 1996, a net decrease of $808,455 from the balance at December 31, 1995.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $11,984 and increased by $17,767 for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The overall increase was mainly due to an increase in rental revenue, partially offset by a decrease in other interest income, as discussed below.

Rental revenue decreased by $1,148 for the three months and increased by $42,863 for the nine months ended September 30, 1996, as compared to the same periods in 1995. The increase was primarily due to an increase in rental rates at Sterling Springs Apartments in July 1995 and again in March 1996.

Other interest income decreased by $9,193 and $24,304 for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was the result of a decrease in cash available for short-term investment, mainly due to the payment of distributions to limited partners.

Expenses:

Total expenses for the three and nine month periods ended September 30, 1996 decreased by $135,449 and $166,594, respectively, as compared to the same periods in 1995. The decrease was due to a decrease in personnel costs, general and administrative expenses and general and administrative - affiliates, partially offset by an increase in other property operating expenses, as discussed below.

Personnel costs decreased by $1,167 and $15,761 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a worker's compensation insurance refund received for Sterling Springs Apartments; the result of an audit performed on prior years' workers' compensation insurance.

Other property operating expenses increased by $7,896 and $8,313 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1996. The increase was mainly du to an increase in referral fees paid in an effort to maintain occupancy at Sterling Springs and leasing commissions paid as a result of two leases at 1130 Sacramento expiring in 1996.

General and administrative expenses decreased by $110,124 and $104,562 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. This decrease was mainly due to costs incurred in the third quarter of 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative - affiliates decreased by $27,493 and $51,130 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $373,254 through operating activities for the first nine months of 1996, comparable to the $350,823 generated during the first nine months of 1995.

The Partnership expended $42,041 and $78,600 for additions to its real estate investments in the first nine months of 1996 and 1995, respectively. A greater amount was spent in 1995 for landscaping, fencing and a retaining wall at Sterling Springs Apartments.

The Partnership distributed $1,199,950 and $250,001 to the limited partners during the nine months ended September 30, 1996 and 1995, respectively.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $3,118,768. This balance provides a reasonable level of working capital for the Partnerships immediate needs in operating its properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

In 1996, operations of Sterling Springs Apartments and 1130 Sacramento are expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value and competitiveness in the market. Capital improvements to the Partnership's properties in 1996 are expected to be funded from operations of the properties.

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

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 1998 followed by a dissolution of the Partnership.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
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

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is anticipated to be set for early December 1996; however, the final outcome of this litigation cannot be determined at this time.

2) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P. McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Inc., Carl C. Icahn, and
     Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants' request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $170.38 per unit (the original offer price of $182.50 was reduced by the August 1996 distributions to unitholders of $12.12 per unit). The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Document Description
         -------                    ---------------------

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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XX, L.P.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By:  /s/  Carol A. Fahs
-----------------                       ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.