Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XX L P
filed 1997-03-27
CIK 750334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended                  December 31, 1996
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code  (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

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

Documents Incorporated by Reference:        See Item 14, Page 34

                                TOTAL OF 36 PAGES

                                     PART I
ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XX, L.P. (the "Partnership"), formerly known as Southmark Income Investors, Ltd., was organized on July 19, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to invest in, hold, manage and dispose of mortgage loans, real estate and real estate-related investments. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group, Inc. (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On September 28, 1984, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-92376) and commenced a public offering for the sale of $30,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 27, 1985, with 49,528 Units sold at $500 each, or gross proceeds (net of discounts of $57,546) of $24,706,454 to the Partnership. In 1994 and 1993, 12 and 4 Units were relinquished, respectively, leaving 49,512 Units outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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


Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $5,441, the general partner interest of the Original General Partner. The General Partner and its affiliates own in the aggregate less than 1% of the Units.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of income-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs Apartments) in settlement of the related mortgage loan. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in partial settlement of the related mortgage loan and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan. At December 31, 1996, the Partnership operated two income-producing properties as described in Item 2 Properties, and serviced three mortgage loan investments.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, collect payments on mortgage loan investments and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership ("High River"), a Delaware limited partnership controlled by Carl C. Icahn, announced that it had commenced an unsolicited tender to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $100 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $170.38 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 13% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. All of the buildings and the land on which they are located are owned by the Partnership in fee. 1130 Sacramento
Condominiums is unencumbered by mortgage indebtedness. Sterling Springs Apartments is subject to a first lien deed of trust as set forth more fully in
Item 8 - Note 7 - "Mortgage Note Payable." See also Item 8 - Note 4 "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation. In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1996           Date
Property              Description          of Property           Debt        Property Taxes     Acquired
--------              -----------         --------------    -------------    --------------     --------
1130 Sacramento       Condominiums
San Francisco, CA     4 units             $   2,402,198     $           -     $     38,396          5/93

Sterling Springs      Apartments
Austin, TX (1)        172 units               3,055,389         2,715,909          132,201          7/90
                                            -----------       -----------       ----------
                                          $   5,457,587     $   2,715,909      $   170,597
                                           ============      ============      ===========

--------------------------------
Total:    Condominiums - 4 units
          Apartments - 172 units

(1) Sterling Springs Apartments is owned by Sterling Springs Fund XX Limited Partnership, which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
1130 Sacramento (1)
   Occupancy Rate............           100%             100%            75%           N/A             N/A
   Rent Per Square Foot......         $25.12           $25.96         $13.91           N/A             N/A

Sterling Springs
   Occupancy Rate............            91%              99%            95%            98%             97%
   Rent Per Square Foot......          $9.28            $9.10         $ 8.37          $7.62           $6.76

(1)  Construction on 1130 Sacramento Condominiums was completed in January 1994.

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions:

1130 Sacramento
---------------

1130 Sacramento is an eight-story residential condominium containing four units. The property is located in the prestigious Nob Hill area of San Francisco, California. As construction of the property was completed in January 1994 and the property is in excellent condition, no capital expenditures are anticipated in 1997. Due to the high rental rates, this property appeals to a very small market. However, all units were leased throughout 1996 and the Partnership will attempt to keep all units leased during 1997.

Sterling Springs
----------------

Sterling Springs is a garden-style apartment community located in the southwest area of Austin, Texas. A large number of competing apartment units were built in the past three years and additional development is projected for 1997. Occupancy decreased in 1996 and management expects to maintain occupancy in the low 90% range in 1997. Planned rental rate increases in 1997 should allow the property to slightly increase rental revenue.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the

     Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd. (presently known as McNeil Real Estate Fund XX, L.P.), Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

3) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 3, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

5) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

6)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al, referenced above.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)        Title of Class                        Number of Record Unit Holders
           --------------                        -----------------------------

           Limited partnership units             4,886 as of January 31, 1997

(C) Distributions paid to limited partners totaled $1,199,950 in 1996 and $250,001 in 1995 from cash from operations. No distributions were paid to the General Partner in 1996 or 1995. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of
           Operations, and Item 8 Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental and room revenues.....       $   1,413,050  $   1,405,346  $    1,172,233  $     962,172  $   1,801,891
Interest income..............             524,791        568,970         591,791        817,243        684,934
Gain on sale of real estate .                   -              -               -        458,221              -
Provision for loss on
 mortgage loan investment....                   -              -               -              -       (792,013)
Income (loss) before extra-
 ordinary item...............             116,736         64,116          88,909        954,172       (904,350)
Extraordinary item, net......                   -              -               -        251,203              -
Net income (loss)............             116,736         64,116          88,909      1,205,375       (904,350)


Net income (loss) per limited
partnership unit:
Income (loss) before extra-
 ordinary item...............       $        2.33  $        1.28  $         1.78  $       19.07  $      (17.54)
Extraordinary item, net......                   -              -               -           5.02              -
                                     ------------   ------------   -------------   ------------   ------------
Net income (loss)............       $        2.33  $        1.28  $         1.78  $       24.09  $      (17.54)
                                     ============   ============   =============   ============   ============
Distributions per limited
 partnership unit............       $       24.24  $        5.05  $         5.05  $       57.01  $           -
                                     ============   ============   =============   ============   ============

                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------

Real estate investments, net...     $   5,457,587  $   5,726,377  $    5,938,194  $   5,979,165  $   3,146,905
Assets held for sale, net......                 -              -               -              -      1,768,153
Mortgage loan investments, net.         4,138,453      4,271,336       4,418,306      4,371,457      7,571,671
Total assets...................        13,189,106     14,345,949      14,484,111     14,665,413     14,046,630
Mortgage note payable, net.....         2,715,909      2,760,961       2,802,303      2,840,237              -
Partners' equity...............         9,996,414     11,079,628      11,265,513     11,426,537     13,044,660


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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

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

At December 31, 1996, the Partnership serviced three mortgage loan investments totaling $4,138,453 and operated two income-producing properties. Both properties were acquired through foreclosure. In June 1993, the Partnership acquired a mortgage note payable secured by Sterling Springs Apartments.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total revenue decreased by $19,412 in 1996 as compared to 1995. The decrease was mainly due to a decrease in other interest income, partially offset by property tax refunds received in 1996, as discussed below.

Other interest income decreased by $41,030 in 1996 in relation to 1995. The decrease was primarily the result of a lower average amount of cash available for short-term investment due to an increase in the amount of cash distributions paid to limited partners in the first and third quarters of 1996.

In 1996, the Partnership received $17,063 in refunds of prior years' property taxes for 1130 Sacramento. The assessed taxable value of the property was reduced by taxing authorities as a result of an appeal filed on behalf of the property.

Expenses:

Total expenses decreased by $72,032 in 1996 as compared to 1995. The decrease was mainly due to a decrease in property taxes, utilities and general and administrative-affiliates, partially offset by an increase in repairs and maintenance, as discussed below.

Property taxes decreased by $9,464 in 1996 as compared to 1995 due to a reduction in the assessed taxable value of 1130 Sacramento Condominiums, as previously discussed.

Repairs and maintenance expense increased by $18,895 in 1996 in relation to 1995. The increase was mainly due to increased cleaning and decorating costs incurred at Sterling Springs Apartments due to a higher rate of turnover of units in 1996. In addition, the Partnership expended approximately $4,000 to repair a water main break at the property in 1996.

1996 utilities expense decreased by $9,739 as compared to 1995. Water usage was higher at Sterling Springs Apartments in 1995 as a result of several minor water leaks at the property.

General and administrative-affiliates decreased by $76,003 in 1996 as compared to 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

1995 compared to 1994

Revenue:

Total revenue increased by $210,292 in 1995 as compared to 1994. The increase was due to an increase in rental revenue and other interest income, partially offset by a decrease in interest income on mortgage loan investments, as discussed below.

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

General and administrative expenses increased by $177,742 in 1995 as compared to 1994. The increase was mainly due to the Partnership incurring approximately $190,000 of costs relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $453,978 through operating activities in 1996 as compared to $437,492 in 1995 and $447,851 in 1994.

The Partnership expended $73,183, $118,615 and $265,844 for capital improvements to its properties in 1996, 1995 and 1994, respectively. 1995 includes cost incurred for a retaining wall and a fence at Sterling Springs Apartments. 1994 includes improvements to 1130 Sacramento Condominiums for which construction was completed early in 1994.

In 1996 and 1995, the Partnership collected $132,883 and $146,970, respectively, of principal on mortgage loan investments as compared to $35,718 collected in 1994. As previously discussed, in accordance with SFAS 114, all payments received from the borrower on the Idlewood Nursing Home mortgage loan investment were recorded as a reduction of principal in 1996 and 1995. The Partnership also collected a $25,941 fee in 1995 for extending the maturity of the Lakeland Nursing Home mortgage loan investment.

The Partnership distributed $1,199,950, $250,001 and $249,933 to the limited partners in 1996, 1995 and 1994, respectively, from cash from operations.

Short-term liquidity:

At December 31, 1996, the Partnership held cash and cash equivalents of $3,188,257. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

In 1997, operations of Sterling Springs Apartments and 1130 Sacramento Condominiums are expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value and competitiveness in the market. The Partnership has budgeted approximately $123,000 on capital improvements to its properties in 1997, which are expected to be funded from operations of the properties.

For 1997, management expects that cash from operations of its properties and principal and interest collections on the mortgage loan investments, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

The Partnership distributed $749,994 to the limited partners in February 1997.

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

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:
   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1996 and 1995...................................                       15

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1996..............................................                       17

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       29














All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XX, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XX, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XX, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
  March 10, 1997

                        McNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                      ------------------------------------
                                                                           1996                  1995
                                                                      ----------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $       699,697      $      699,697
   Buildings and improvements...............................                 6,192,970           6,119,787
                                                                        --------------       -------------
                                                                             6,892,667           6,819,484
   Less:  Accumulated depreciation..........................                (1,435,080)         (1,093,107)
                                                                        ---------------      -------------
                                                                             5,457,587           5,726,377

Mortgage loan investments, net of allowance of
   $792,013 at December 31, 1996 and 1995...................                 3,404,553           3,537,436
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents                                                    3,188,257           3,927,223
Cash segregated for security deposits.......................                    54,950              59,869
Interest and other accounts receivable......................                    74,629              77,480
Escrow deposits.............................................                   153,977             144,844
Deferred borrowing costs, net of accumulated
   amortization of $45,275 and $31,264 at
   December 31, 1996 and 1995, respectively.................                   116,219             130,230
Prepaid expenses and other assets...........................                     5,034               8,590
                                                                        --------------       -------------
                                                                       $    13,189,106      $   14,345,949
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     2,715,909      $    2,760,961
Accounts payable and other accrued expenses.................                    97,230             120,293
Accrued property taxes......................................                   130,957             123,530
Payable to affiliates - General Partner.....................                    40,962              32,849
Deferred revenue............................................                   163,852             170,475
Security deposits and deferred rental income................                    43,782              58,213
                                                                        --------------       -------------
                                                                             3,192,692           3,266,321
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at December 31, 1996 and 1995..........                10,315,277          11,399,658
   General Partner..........................................                  (318,863)           (320,030)
                                                                        --------------       -------------
                                                                             9,996,414          11,079,628
                                                                        --------------       -------------
                                                                       $    13,189,106      $   14,345,949
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenues.........................        $    1,413,050     $    1,405,346    $     1,172,233
   Interest income on mortgage loan
     investments...........................               283,010            286,327            377,648
   Interest income on mortgage loan
     investment - affiliate................                61,556             61,388             61,388
   Other interest income...................               180,225            221,255            152,755
   Property tax refund.....................                17,063                  -                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             1,954,904          1,974,316          1,764,024
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               249,920            252,774            255,375
   Depreciation............................               341,973            330,432            306,815
   Property taxes..........................               170,597            180,061            159,520
   Personnel costs.........................               142,069            150,765            150,255
   Repairs and maintenance.................               134,645            115,750            133,689
   Property management fees - affiliates...                67,381             66,477             57,289
   Utilities...............................                83,481             93,220             81,740
   Other property operating expenses.......                88,756             87,896             93,820
   General and administrative..............               249,898            247,374             69,632
   General and administrative - affiliates.               309,448            385,451            366,980
                                                    -------------      -------------     --------------
     Total expenses........................             1,838,168          1,910,200          1,675,115
                                                    -------------      -------------     --------------

Net income.................................        $      116,736     $       64,116    $        88,909
                                                    =============      =============     ==============

Net income allocable to limited
   partners................................        $      115,569     $       63,475    $        88,020
Net income allocable to General
   Partner.................................                 1,167                641                889
                                                    -------------      -------------     --------------
Net income.................................        $      116,736     $       64,116    $        88,909
                                                    =============      =============     ==============

Net income per limited partnership unit....        $         2.33     $         1.28    $          1.78
                                                    =============      =============     ==============

Distributions per limited
   partnership unit........................        $        24.24     $         5.05    $          5.05
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Equity
                                                 ----------------        ----------------     -----------------
Balance at December 31, 1993..............       $      (321,560)        $    11,748,097      $     11,426,537

Net income................................                   889                  88,020                88,909

Distributions.............................                     -                (249,933)             (249,933)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............              (320,671)             11,586,184            11,265,513

Net income................................                   641                  63,475                64,116

Distributions.............................                     -                (250,001)             (250,001)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............              (320,030)             11,399,658            11,079,628

Net income................................                 1,167                 115,569               116,736

Distributions.............................                     -              (1,199,950)           (1,199,950)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $      (318,863)        $    10,315,277       $     9,996,414
                                                  ==============          ==============        ==============










                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                              For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1996               1995              1994
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    1,422,803     $    1,391,600    $     1,176,330
   Cash paid to suppliers..................              (723,975)          (648,603)          (501,931)
   Cash paid to affiliates.................              (368,716)          (438,528)          (432,820)
   Interest received.......................               456,845            502,270            543,085
   Interest received from affiliates.......                48,886             48,886             48,886
   Interest paid...........................              (228,625)          (232,736)          (236,526)
   Property taxes paid.....................               (50,954)           (56,530)           (47,305)
   Property taxes escrowed.................              (119,349)          (128,867)          (101,868)
   Property tax refund received............                17,063                  -                  -
                                                    -------------      -------------     --------------
Net cash provided by operating activities..               453,978            437,492            447,851
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................               (73,183)          (118,615)          (265,844)
   Collection of principal on
     mortgage loan investments.............               132,883            146,970             35,718
   Loan extension fee received.............                     -             25,941                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................                59,700             54,296           (230,126)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable...............................               (52,694)           (48,584)           (44,793)
   Distributions paid......................            (1,199,950)          (250,001)          (249,933)
                                                    --------------     -------------     ---------------
Net cash used in financing activities......            (1,252,644)          (298,585)          (294,726)
                                                    --------------     --------------    ---------------

Net increase (decrease) in cash and
   cash equivalents........................              (738,966)           193,203            (77,001)

Cash and cash equivalents at
   beginning of year.......................             3,927,223          3,734,020          3,811,021
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,188,257     $    3,927,223    $     3,734,020
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Net income.................................        $      116,736     $       64,116    $        88,909
                                                    -------------      -------------     --------------

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation............................               341,973            330,432            306,815
   Amortization of deferred borrowing
     costs.................................                14,011             13,127             12,295
   Amortization of discount on
     mortgage note payable.................                 7,642              7,242              6,859
   Accrued interest added to mortgage
     loan investments......................                     -                  -            (82,567)
   Amortization of deferred revenue........                (6,623)            (5,519)                 -
   Changes in assets and liabilities:
     Cash segregated for security
        deposits...........................                 4,919             (3,389)           (19,116)
     Interest and other accounts
       receivable..........................                 2,851            (27,236)            85,145
     Escrow deposits.......................                (9,133)           (16,202)            33,443
     Prepaid expenses and other
       assets..............................                 3,556              6,278             (1,588)
     Accounts payable and other
       accrued expenses....................               (23,063)            40,567              3,286
     Accrued property taxes................                 7,427             11,314              2,563
     Payable to affiliates - General
       Partner.............................                 8,113             13,400             (8,551)
     Security deposits and deferred
       rental income.......................               (14,431)             3,362             20,358
                                                    -------------      -------------     --------------

     Total adjustments.....................               337,242            373,376            358,942
                                                    -------------      -------------     --------------

Net cash provided by operating activities..        $      453,978     $      437,492    $       447,851
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XX, L.P. (the "Partnership"), formerly known as Southmark Income Investors, Ltd., was organized on July 19, 1984 as a limited partnership under the provisions of the California Revised Limited Partnership Act to invest in, hold, manage and dispose of mortgage loans, real estate and real estate-related investments. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of income-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs
Apartments)  in  settlement  of the  related  mortgage  loan.  In May 1993,  the
Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan. The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership operated two income-producing properties as described in Note 4 - "Real Estate Investments," and serviced three mortgage loan investments as described in Note 5 - "Mortgage Loan Investments" and Note 6 - "Mortgage Loan Investment - Affiliate."

Basis of Presentation
---------------------

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years.

Mortgage Loan Investments
-------------------------

Mortgage loan investments are recorded at their original basis, net of any allowance for impairment. Interest income is recognized as it is earned. Interest accrual is ceased at such time as management determines collection is doubtful.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discount on Mortgage Note Payable
---------------------------------

The discount on the mortgage note payable is being amortized over the remaining term of the related mortgage note using the effective interest method. Amortization of the discount on the mortgage note payable is included in interest expense on the Statements of Operations.

Rental Revenues
---------------

The Partnership leases its properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

Under the terms of the Amended Partnership Agreement, net income and net losses (except from a terminating disposition) are allocated 99% to the limited partners and 1% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

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

The Partnership distributed $1,199,950, $250,001 and $249,933 of cash from operations in 1996, 1995 and 1994, respectively. No distributions were paid to the General Partner in 1996, 1995 or 1994.

The Partnership distributed $749,994 to the limited partners in February 1997 from cash from operations.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit ("Unit") is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 49,512 average Units outstanding during 1996, 1995 and 1994.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995                1994
                                                   --------------     --------------    ---------------
Property management fees...................        $       67,381     $       66,477    $        57,289
Charged to general and
   administrative - affiliates:
   Partnership administration..............               145,203            211,700            199,786
   Asset management fee....................               164,245            173,751            167,194
                                                    -------------      -------------     --------------
                                                   $      376,829     $      451,928    $       424,269
                                                    =============      =============     ==============


Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 3 - TAXABLE INCOME
-----------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $7,486,117 in 1996, $6,954,599 in 1995 and $6,434,406 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                   Buildings and        Accumulated           Net Book
       1996                         Land           Improvements         Depreciation            Value
       ----                    --------------      --------------      ---------------     -------------
   1130 Sacramento
     San Francisco, CA         $      307,697      $    2,468,101      $     (373,600)     $    2,402,198
   Sterling Springs
     Austin, TX                       392,000           3,724,869          (1,061,480)          3,055,389
                                -------------       -------------       -------------       -------------

                               $      699,697      $    6,192,970      $   (1,435,080)     $    5,457,587
                                =============       =============       =============       =============


                                                   Buildings and        Accumulated            Net Book
       1995                         Land           Improvements         Depreciation             Value
       ----                    --------------      ------------        ---------------     --------------


   1130 Sacramento             $      307,697      $    2,468,101      $     (248,111)      $   2,527,687
   Sterling Springs                   392,000           3,651,686            (844,996)          3,198,690
                                -------------       -------------       -------------       -------------

                               $      699,697      $    6,119,787      $   (1,093,107)      $   5,726,377
                                =============       =============       =============        ============

NOTE 5 - MORTGAGE LOAN INVESTMENTS
----------------------------------

The following sets forth the Partnership's mortgage loan investments to unaffiliated borrowers at December 31, 1996 and 1995. The mortgage loan investments are secured by the related real estate.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                 December 31,
Property                 Position         Rates %         Maturity              1996               1995
--------                 --------         -------      ----------------    ------------       ------------
Idlewood Nursing
   Home (a)                 First             8.50       (a)     2/98      $ 1,904,260        $ 2,013,820
   Allowance for
    impairment                                                                (792,013)          (792,013)
                                                                            ----------         ----------
                                                                             1,112,247          1,221,807
                                                                            ----------         ----------
Lakeland Nursing
   Home (b)                 First            12.00     $24,995   2/98        2,292,306          2,315,629
                                                                            ----------         ----------

                                                       Total               $ 3,404,553        $ 3,537,436
                                                                            ==========         ==========


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

       As a result of the borrowing partnership's inability to make the required payments, the Partnership recorded a $792,013 provision for loss in 1992 to reduce the carrying value of the mortgage loan investment to the estimated recoverable amount of the collateral. The Partnership ceased accruing interest on the loan in 1994. The general partner of the borrowing partnership has personally guaranteed 10% of the total loan amount. In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which the Partnership adopted in 1994, the loan is not recorded as an in-substance foreclosure at December 31, 1996 and 1995.

       In accordance with SFAS 114, a measure of the impairment of the Idlewood loan has been made based on the present value of expected future cash flows required under the February 1995 modification. This measure indicates an impairment less than the total allowance previously recorded. Due to the uncertainties surrounding this mortgage loan investment and its ultimate realizability given its history of numerous modifications, none of the previously recorded allowance will be reversed until the underlying property has demonstrated its ability to meet the required principal and interest payments. All payments received on the loan in 1996 and 1995 were recorded as a reduction of principal in accordance with SFAS 114.

(b) The Partnership owns a 90% participation interest in the Lakeland Nursing Home mortgage loan. Monthly payments include principal and interest. The general partner of the borrowing partnership personally guaranteed 25% of the total loan amount.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of mortgage loan investments was approximately $4,514,000 at December 31, 1996 and $4,413,000 at December 31, 1995.

A summary of activity for mortgage loan investments for each of the three years in the period ended December 31, 1996 is as follows:

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995               1994
                                                   ---------------    --------------    ----------------
Balance at beginning of year...............        $    3,537,436     $    3,684,406    $     3,637,557
Accrued interest added to principal........                     -                  -             82,567
Collection of principal....................              (132,883)          (146,970)           (35,718)
                                                    -------------      -------------     --------------
Balance at end of year.....................        $    3,404,553     $    3,537,436    $     3,684,406
                                                    =============      =============     ==============

NOTE 6 - MORTGAGE LOAN INVESTMENT - AFFILIATE
---------------------------------------------

The following sets forth the Partnership's mortgage loan investment to an affiliated borrower at December 31, 1996 and 1995:


                         Mortgage        Annual           Monthly
                         Lien           Interest         Payments/                December 31,
Property                 Position (a)   Rates %           Maturity           1994              1995
--------                 ------------   ----------    ----------------    -----------       ----------
Fort Meigs Shopping
   Center                   Second        8.25 (b)     $4,074 (b) 4/97    $   733,900       $  733,900
                                                                           ==========        =========


(a)     The mortgage loan is non-recourse to the borrower.

(b) Although interest on the loan accrues at 8.25%, interest only payments at 6.66% are payable monthly.

On August 24, 1992, pursuant to a lawsuit settlement, a mortgage loan investment, which was secured by a property owned by an affiliate of the General Partner, was transferred to the Partnership. In June 1993, a new loan agreement was executed; and the affiliate substituted a second lien on another of its properties, Fort Meigs Plaza Shopping Center, as the collateral on the loan.

Related to the initial transfer, the Partnership recorded a deferred gain for the proportion of the non-cash assets received as compared to total assets received pursuant to the lawsuit settlement. This deferred gain is being amortized as principal payments are received on the mortgage loan investment. The deferred gain totaled $150,054 at December 31, 1996 and 1995.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of the mortgage loan investment-affiliate was approximately $690,000 at December 31, 1996 and $723,000 at December 31, 1995.

NOTE 7 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1996 and 1995. The mortgage note payable is secured by the related real estate investment.


                         Mortgage       Annual          Monthly
                         Lien           Interest        Payments/                     December 31,
Property                 Position (a)   Rate %          Maturity                1996                1995
--------                 ------------   -------        ----------------    --------------      ---------------
Sterling Springs
Apartments (c)           First             8.15        $23,443   7/03      $    2,776,313      $    2,829,007
                         Discount (b)                                             (60,404)            (68,046)
                                                                            -------------       -------------
                                                                           $    2,715,909      $    2,760,961
                                                                            =============      ==============


(a)    The debt is non-recourse to the Partnership.

(b)     The mortgage loan was discounted to an effective rate of 8.62%.

(c) Financing was obtained in June 1993 under the terms of a Real Estate Mortgage Investment Conduit financing. The note may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance Premium, as defined.

Scheduled principal maturities of the mortgage note payable under existing terms, excluding a discount of $60,404, are as follows:

                           1997                  $      57,153
                           1998                         61,989
                           1999                         67,234
                           2000                         72,923
                           2001                         79,093
                           Thereafter                2,437,921
                                                  ------------
                             Total               $   2,776,313
                                                  ============

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $2,674,000 at December 31, 1996 and $2,772,000 at December 31, 1995.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd. (presently known as McNeil Real Estate Fund XX, L.P.), Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that entity and the judgment, along with the prior dismissals of the class action, was appealed. The claims against the Partnership were dismissed by the Appellate Court.

3) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 3, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

5) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

6)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

7) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants' request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River. The judge's decision resolved all the issues in the action.

                        McNEIL REAL ESTATE FUND XX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                       Initial Cost                Write-down       Capitalized
                          Related                             Buildings and     and Permanent       Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ---------------   ---------------   ---------------    ------------     ---------------
1130 Sacramento
   Condominiums
   San Francisco, CA       $            -   $       307,697   $     1,866,696    $          -     $     601,405

Sterling Springs
   Apartments
   Austin, TX                   2,715,909           392,000         2,908,000                -           816,869
                           --------------    --------------    --------------     ------------     -------------

                          $     2,715,909   $       699,697   $     4,774,696    $           -    $    1,418,274
                           ==============    ==============    ==============     ============     =============








                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
------------                  --------------     -------------    ----------------    ----------------
1130 Sacramento
   Condominiums
   San Francisco, CA          $      307,697     $    2,468,101   $      2,775,798    $     (373,600)

Sterling Springs
   Apartments
   Austin, TX                        392,000          3,724,869          4,116,869        (1,061,480)
                               -------------      -------------    ---------------     -------------

                              $      699,697     $    6,192,970   $      6,892,667    $   (1,435,080)
                               =============      =============    ===============     ==============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 7 to 27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $7,240,820 and accumulated depreciation was $689,373 at December 31, 1996.




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
------------                  -------------               --------              -------------
1130 Sacramento
   Condominiums
   San Francisco, CA            1992                        5/93                    5-25

Sterling Springs
   Apartments
   Austin, TX                   1985                        7/90                    5-25







                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, L.P.

                              Notes to Schedule III
              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:


                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $    6,819,484     $    6,700,869    $     6,435,025

Improvements...............................                73,183            118,615            265,844
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    6,892,667     $    6,819,484    $     6,700,869
                                                    =============      =============     ==============



Accumulated depreciation:

Balance at beginning of year...............        $    1,093,107     $      762,675    $       455,860

Depreciation...............................               341,973            330,432            306,815
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    1,435,080     $    1,093,107    $       762,675
                                                    =============      =============     ==============


                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES.
         ----------------------

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.   McNeil   is  Co-Chairman,    with
Co-Chairman of the Board                husband  Robert  A.  McNeil,  of  McNeil
                                        Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs.   McNeil   established  the  Escrow
                                        Training  Centers,   California's  first
                                        accredited  commercial  training program
                                        for title  company  escrow  officers and
                                        real  estate  agents   needing   college
                                        credits   to   qualify   for   brokerage
                                        licenses.  She  began in real  estate as
                                        Manager and Marketing  Director of Title
                                        Insurance and Trust in Marin County, CA.
                                        Mrs. McNeil serves on the  International
                                        Board   of   Directors   of   the   Salk
                                        Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships during the Past 5 Years
-----------------              ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management which is an affiliate of  the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.


Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 6,445.372 Units at January 31, 1997 (approximately 13.018% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner collectively own 4.5 Units, which is less than 1% of Units outstanding.

(C)     Change in control.

        None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or (iii) on 1130 Sacramento, the net book value of the property is used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $164,245 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $212,584 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

See accompanying Index to Financial Statements at Item 8.

(A)       Exhibits

          Exhibit
          Number                            Description
          -------                           -----------

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

          10.10 Loan Agreement dated June 23, 1993, between Lexington Mortgage Company and McNeil Real Estate Fund XX, L.P., et al. (3)

          Exhibit
          Number                            Description
          -------                           -----------

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

          10.14 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XX, L.P. and McNeil Real Estate Management, Inc. (2)

          10.15 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate Fund XX, L.P. and McNeil Real Estate Management, Inc.
                                            (2)

          11. Statement regarding computation of Net Income per Limited Partnership Unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

          22.                               Following is a list of  subsidiaries
                                            of the Partnership:

                                                                                                  Names Under
                                                                           Jurisdiction            Which It Is
                                            Name of Subsidiary            Incorporation          Doing Business
                                            ------------------            -------------          --------------

                                            Sterling Springs Fund XX
                                               Limited Partnership          Delaware                   None


                  (1) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

          Exhibit
          Number                            Description
          -------                           -----------

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



(B) There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XX, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               McNEIL REAL ESTATE FUND XX, L.P.


                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



March 27, 1997                      By: /s/  Robert A. McNeil
--------------                          ----------------------------------------
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




March 27, 1997                      By: /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 27, 1997                      By: /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)