Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XX L P
filed 1997-05-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended      March 31, 1997
                          ------------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $       699,697      $      699,697
   Buildings and improvements...............................                 6,196,739           6,192,970
                                                                        --------------       -------------
                                                                             6,896,436           6,892,667
   Less:  Accumulated depreciation..........................                (1,520,667)         (1,435,080)
                                                                        --------------       -------------
                                                                             5,375,769           5,457,587

Mortgage loan investments, net of allowance of
   $792,013 at March 31, 1997 and
   December 31, 1996........................................                 3,370,884           3,404,553
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 2,499,417           3,188,257
Cash segregated for security deposits.......................                    58,868              54,950
Interest and other accounts receivable......................                    77,260              74,629
Escrow deposits.............................................                    53,111             153,977
Deferred borrowing costs, net of accumulated amorti-
   zation of $49,012 and $45,275 at March 31, 1997
   and December 31, 1996, respectively......................                   112,482             116,219
Prepaid expenses and other assets...........................                     4,200               5,034
                                                                        --------------       -------------
                                                                       $    12,285,891      $   13,189,106
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     2,704,067      $    2,715,909
Accounts payable and other accrued expenses.................                    40,681              97,230
Accrued property taxes......................................                    44,314             130,957
Payable to affiliates.......................................                    43,546              40,962
Deferred revenue............................................                   162,196             163,852
Security deposits and deferred rental revenue...............                    41,325              43,782
                                                                        --------------       -------------
                                                                             3,036,129           3,192,692
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 60,000 limited partnership units
     authorized; 49,512 limited partnership units issued
     and outstanding at March 31, 1997 and December 31,
     1996...................................................                 9,568,592          10,315,277
   General Partner..........................................                  (318,830)           (318,863)
                                                                        --------------       -------------
                                                                             9,249,762           9,996,414
                                                                        --------------       -------------
                                                                       $    12,285,891      $   13,189,106
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                1997               1996
                                                                           --------------     --------------
Revenue:
   Rental revenue.............................................             $      330,636     $      362,907
   Interest income on mortgage loan investments...............                     67,757             71,014
   Interest income on mortgage loan investment -
     affiliate.................................................                    15,137             15,304
   Other interest income.......................................                    37,053             46,830
                                                                            -------------      -------------
     Total revenue.............................................                   450,583            496,055
                                                                            -------------      -------------

Expenses:
   Interest....................................................                    62,131             62,881
   Depreciation................................................                    85,587             84,626
   Property taxes..............................................                    44,419             48,076
   Personnel costs.............................................                    41,862             36,984
   Utilities...................................................                    19,616             19,710
   Repairs and maintenance.....................................                    49,826             31,135
   Property management fees -affiliates........................                    16,226             16,885
   Other property operating expenses...........................                    31,378             18,734
   General and administrative..................................                    31,439             28,099
   General and administrative -affiliates......................                    64,757             83,222
                                                                            -------------      -------------
     Total expenses............................................                   447,241            430,352
                                                                            -------------      -------------

Net income.....................................................            $        3,342     $       65,703
                                                                            =============      =============


Net income allocable to limited partners.......................            $        3,309     $       65,046
Net income allocable to General Partner........................                        33                657
                                                                            -------------      -------------
Net income.....................................................            $        3,342     $       65,703
                                                                            =============      =============


Net income per limited partnership unit........................            $          .07     $         1.31
                                                                            =============      =============

Distributions per limited partnership unit.....................            $        15.15     $        12.12
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (320,030)         $   11,399,658        $   11,079,628

Net income................................                  657                  65,046                65,703

Distributions.............................                    -                (599,975)             (599,975)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (319,373)         $   10,864,729        $   10,545,356
                                                  =============           =============         =============



Balance at December 31, 1996..............       $     (318,863)         $   10,315,277        $    9,996,414

Net income................................                   33                   3,309                 3,342

Distributions.............................                    -                (749,994)             (749,994)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (318,830)         $    9,568,592        $    9,249,762
                                                  =============           =============         =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                   March 31,
                                                                -------------------------------------------
                                                                       1997                     1996
                                                                -------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................           $          324,076         $       371,445
   Cash paid to suppliers............................                     (229,469)               (224,008)
   Cash paid to affiliates...........................                      (78,399)                (64,391)
   Interest received.................................                      105,759                 116,244
   Interest received from affiliates.................                       12,222                  12,221
   Interest paid.....................................                      (56,473)                (57,555)
   Property taxes paid...............................                         (105)                (12,472)
   Property taxes escrowed...........................                      (32,500)                (29,100)
                                                                 ------------------         --------------
Net cash provided by operating activities............                       45,111                 112,384
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                       (3,769)                 (3,740)
   Collection of principal on mortgage loan
     investments.....................................                       33,669                  32,962
                                                                 -----------------          --------------
Net cash provided by investing activities............                       29,900                  29,222
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (13,857)                (12,775)
   Distributions paid................................                     (749,994)               (599,975)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (763,851)               (612,750)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                     (688,840)               (471,144)

Cash and cash equivalents at beginning of
   period............................................                    3,188,257               3,927,223
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,499,417         $     3,456,079
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $          3,342         $        65,703
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                       85,587                  84,626
   Amortization of deferred borrowing costs..........                        3,737                   3,503
   Amortization of discount on mortgage note
     payable.........................................                        2,015                   1,910
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (3,918)                 (5,440)
     Interest and other accounts receivable..........                       (2,631)                  6,540
     Escrow deposits.................................                      100,866                 (29,596)
     Prepaid expenses and other assets...............                          834                 (18,087)
     Accounts payable and other accrued
       expenses......................................                      (56,549)                (69,855)
     Accrued property taxes..........................                      (86,643)                 35,604
     Payable to affiliates - General Partner.........                        2,584                  35,716
     Deferred revenue................................                       (1,656)                 (1,656)
     Security deposits and deferred rental
       revenue.......................................                       (2,457)                  3,416
                                                                   ---------------          --------------

       Total adjustments.............................                       41,769                  46,681
                                                                   ---------------          --------------

Net cash provided by operating activities............             $         45,111         $       112,384
                                                                   ===============          ==============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XX, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                      Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1997         1996
                                                   ---------    ---------

Property management fees...................        $  16,226    $  16,885
Charged to general and administrative -
   affiliates:
   Partnership administration..............           26,579       40,881
   Asset management fee....................           38,178       42,341
                                                    --------     --------
                                                   $  80,983    $ 100,107
                                                    ========     ========

Payable to affiliates at March 31, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since 1130 Sacramento Condominiums was placed on the market for sale, no depreciation will be taken effective April 15, 1997. The Partnership has received an offer from a non-affiliate to purchase one of the four condominium units for $1.6 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments or 1130 Sacramento Condominiums since December 31, 1996.

The Partnership reported net income of $3,342 for the first three months of 1997 as compared to $65,703 for the same period in 1996. Revenues in 1997 decreased to $450,583 as compared to $496,055 in 1996, while expenses were $447,241 in 1997 from $430,352 in 1996.

Net cash provided by operating activities was $45,111 for the three months ended March 31, 1997. The Partnership expended $3,769 for capital improvements, made $13,857 in principal payments on its mortgage note payable, and collected
$33,669 of principal on mortgage loan investments. After distributions of $749,994 to the limited partners, cash and cash equivalents totaled $2,499,417 at March 31, 1997, a net decrease of $688,840 from the balance at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $45,472 for the three month period ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in rental revenue and other interest income, as discussed below.

Rental revenue for the first three months of 1997 decreased by $32,271 as compared to the same period in 1996. Rental revenue at Sterling Springs decreased slightly due to a decrease in average occupancy rates. Occupancy remained relatively stable at 99% and 98% at December 31, 1995 and March 31, 1996, respectively. However, occupancy declined to 91% at December 31, 1996 and was 96% at March 31, 1997. Rental revenue also decreased at 1130 Sacramento due to a decline in rental rates in 1997.

Other interest income decreased by $9,777 for the first quarter of 1997 as compared to the first quarter of 1996. The decrease was the result of a decrease in cash available for short-term investment in 1997. The Partnership held $2.5 million of cash and cash equivalents at March 31, 1997 as compared to $3.5 million at March 31, 1996.

Expenses:

Total expenses for the three month period ended March 31, 1997 increased by $16,889 as compared to the same period in 1996. The increase was due to an increase in personnel costs, repairs and maintenance, other property operating expenses and general and administrative expenses, partially offset by a decrease in general and administrative - affiliates, as discussed below.

Personnel costs increased by $4,878 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was mainly due to a worker's compensation insurance refund received for Sterling Springs Apartments in 1996; the result of an audit performed on prior years' workers' compensation insurance. No such refund was received in 1997.

Repairs and maintenance for the first three months of 1997 increased by $18,691 in relation to the first three months of 1996. The increase was mainly the result of increased turnover and expenses incurred to maintain occupancy at Sterling Springs Apartments. Occupancy at the complex increased from 91% at December 31, 1996 to 96% at March 31, 1997.

Other property operating expenses increased by $12,644 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was partially due to an increase in referral fees paid in an effort to maintain occupancy at Sterling Springs. In addition, the Partnership paid a $5,000 deductible in 1997 for a minor tenant claim settled by the Partnership's insurance carrier.

General and administrative expenses for the first quarter of 1997 increased by $3,340 as compared to the same period in 1996. Approximately $8,600 of costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations. These costs were partially offset by a decrease in costs incurred relating to evaluation and dissemination of information regarding an unsolicited tender offer.

General and administrative expenses - affiliates decreased by $18,465 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $45,111 through operating activities for the first three months of 1997 as compared to $112,384 generated during the first three months of 1996. The decrease in 1997 was primarily due to a decrease in cash received from tenants and interest received (see discussion of decrease in rental revenue and other interest income, above). In addition, there was an increase in cash paid to affiliates, partially offset by a decrease in property taxes paid, due to the timing of the payment of invoices in 1997.

The Partnership distributed $749,994 and $599,975 to the limited partners during the three months ended March 31, 1997 and 1996, respectively.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $2,499,417.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

In 1997, operations of Sterling Springs Apartments and 1130 Sacramento are expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the properties to preserve and enhance their value and competitiveness in the market. Capital improvements to the Partnership's properties in 1997 are expected to be funded from operations of the properties.

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

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnership has placed 1130 Sacramento Condominiums on the market for sale effective April 15, 1997. The Partnership has received an offer from a non-affiliate to purchase one of the four condominium units for $1.6 million.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11.                        Statement   regarding   computation  of  Net
                                    Income per  Limited  Partnership  Unit:  Net
                                    income (loss) per limited  partnership  unit
                                    is computed by  dividing  net income  (loss)
                                    allocated  to the  limited  partners  by the
                                    weighted    average    number   of   limited
                                    partnership  units  outstanding.   Per  unit
                                    information   has  been  computed  based  on
                                    49,512 limited partnership units outstanding in 1997 and 1996.

         27.                        Financial   Data   Schedule for  the quarter
                                    ended March 31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XX, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner


May 14, 1997                       By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




May 14, 1997                       By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)