Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XX L P
filed 1997-08-13
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended        June 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                       ----------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $       392,000      $      699,697
   Buildings and improvements...............................                 3,768,792           6,192,970
                                                                        --------------       -------------
                                                                             4,160,792           6,892,667
   Less:  Accumulated depreciation..........................                (1,169,894)         (1,435,080)
                                                                        --------------       -------------
                                                                             2,990,898           5,457,587

Asset held for sale.........................................                 2,365,588                   -

Mortgage loan investments, net of allowance of
   $792,013 at June 30, 1997 and
   December 31, 1996........................................                 3,337,025           3,404,553
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 2,591,988           3,188,257
Cash segregated for security deposits.......................                    37,174              54,950
Interest and other accounts receivable......................                    72,470              74,629
Escrow deposits.............................................                    94,289             153,977
Deferred borrowing costs, net of accumulated amorti-
   zation of $52,748 and $45,275 at June 30, 1997
   and December 31, 1996, respectively......................                   108,746             116,219
Prepaid expenses and other assets...........................                     7,347               5,034
                                                                        --------------       -------------
                                                                       $    12,339,425      $   13,189,106
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     2,691,942      $    2,715,909
Accounts payable and other accrued expenses.................                    40,011              97,230
Accrued property taxes......................................                    69,595             130,957
Payable to affiliates.......................................                    13,010              40,962
Deferred revenue............................................                   160,540             163,852
Security deposits and deferred rental revenue...............                    41,645              43,782
                                                                        --------------       -------------
                                                                             3,016,743           3,192,692
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 60,000 limited partnership
     units authorized;  49,512 limited partnership
     units issued and outstanding at June 30, 1997
     and December 31, 1996..................................                 9,640,782          10,315,277
   General Partner..........................................                  (318,100)           (318,863)
                                                                        --------------       -------------
                                                                             9,322,682           9,996,414
                                                                        --------------       -------------
                                                                       $    12,339,425      $   13,189,106
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.
                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      327,275     $      345,660    $      657,911    $       708,567
   Interest income on mortgage
     loan investments............             62,495             70,843           130,252            141,857
   Interest income on mortgage
     loan investment - affiliate.             15,305             15,306            30,442             30,610
   Other interest income.........             32,747             46,484            69,800             93,314
                                       -------------      -------------     -------------      -------------
     Total revenue...............            437,822            478,293           888,405            974,348
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             61,844             62,618           123,975            125,499
   Depreciation..................             59,437             84,728           145,024            169,354
   Property taxes................             44,820             36,900            89,239             84,976
   Personnel costs...............             35,600             33,740            77,462             70,724
   Utilities.....................             20,023             18,221            39,639             37,931
   Repairs and maintenance.......             19,482             30,915            69,308             62,050
   Property management
     fees - affiliates...........             16,597             16,931            32,823             33,816
   Other property operating
     expenses....................             14,896             20,231            46,274             38,965
   General and administrative....             25,025             23,862            56,464             51,961
   General and administrative -
     affiliates..................             67,178             84,714           131,935            167,936
                                       -------------      -------------     -------------      -------------
     Total expenses..............            364,902            412,860           812,143            843,212
                                       -------------      -------------     -------------      -------------

Net income.......................     $       72,920     $       65,433    $       76,262     $      131,136
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $       72,190     $       64,779    $       75,499     $      129,825
Net income allocable
   to General Partner............                730                654               763              1,311
                                       -------------      -------------     -------------      -------------
Net income.......................     $       72,920     $       65,433    $       76,262     $      131,136
                                       =============      =============     =============      =============

Net income per limited
   partnership unit..............     $         1.46     $         1.31    $         1.52     $         2.62
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $            -     $            -    $        15.15     $        12.12
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (320,030)         $   11,399,658        $   11,079,628

Net income................................                1,311                 129,825               131,136

Distributions.............................                    -                (599,975)             (599,975)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (318,719)         $   10,929,508        $   10,610,789
                                                  =============           =============         =============



Balance at December 31, 1996..............       $     (318,863)         $   10,315,277        $    9,996,414

Net income................................                  763                  75,499                76,262

Distributions.............................                    -                (749,994)             (749,994)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (318,100)         $    9,640,782        $    9,322,682
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                            Six Months Ended
                                                                                  June 30,
                                                                -------------------------------------------
                                                                       1997                      1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $          674,778         $       721,380
   Cash paid to suppliers............................                     (361,511)               (331,385)
   Cash paid to affiliates...........................                     (192,710)               (197,406)
   Interest received.................................                      207,023                 229,412
   Interest received from affiliates.................                       24,443                  24,443
   Interest paid.....................................                     (112,663)               (114,847)
   Property taxes paid...............................                      (19,644)                (13,768)
   Property taxes escrowed...........................                      (61,600)                (58,200)
                                                                 ------------------         --------------
Net cash provided by operating activities............                      158,116                 259,629
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (43,923)                (10,212)
   Collection of principal on mortgage loan
     investments.....................................                       67,528                  65,877
                                                                 -----------------          --------------
Net cash provided by investing activities............                       23,605                  55,665
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (27,996)                (25,812)
   Distributions paid................................                     (749,994)               (599,975)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (777,990)               (625,787)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                     (596,269)               (310,493)

Cash and cash equivalents at beginning of
   period............................................                    3,188,257               3,927,223
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,591,988         $     3,616,730
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $         76,262         $       131,136
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                      145,024                 169,354
   Amortization of deferred borrowing costs..........                        7,473                   7,006
   Amortization of discount on mortgage note
     payable.........................................                        4,029                   3,821
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       17,776                   2,375
     Interest and other accounts receivable..........                        2,159                   3,017
     Escrow deposits.................................                       59,688                 (58,966)
     Prepaid expenses and other assets...............                       (2,313)                  2,366
     Accounts payable and other accrued
       expenses......................................                      (57,219)                (70,150)
     Accrued property taxes..........................                      (61,362)                 71,208
     Payable to affiliates...........................                      (27,952)                  4,346
     Deferred revenue................................                       (3,312)                 (3,312)
     Security deposits and deferred rental
       revenue.......................................                       (2,137)                 (2,572)
                                                                   ---------------          --------------

       Total adjustments.............................                       81,854                 128,493
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        158,116         $       259,629
                                                                   ===============          ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)
NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.
-------

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 4.
-------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                     Six Months Ended
                                                          June 30,
                                                  -------------------------
                                                     1997          1996
                                                  ---------     -----------

Property management fees......................    $  32,823     $   33,816
Charged to general and administrative -
   affiliates:
   Partnership administration.................       55,744          81,607
   Asset management fee.......................       76,191          86,329
                                                   --------      ----------
                                                  $ 164,758     $   201,752
                                                   ========      ==========

Payable to affiliates at June 30, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since 1130 Sacramento Condominiums was placed on the market for sale, no depreciation was taken effective April 15, 1997. On August 1, 1997, the Partnership sold one of the four condominium units to a non-affiliate for $1.6 million. The Partnership anticipates recognizing a gain on sale of real estate of approximately $685,000 as a result of this transaction in the third quarter of 1997. The purchaser of the condominium unit has offered to purchase the remaining three units for a total of $3.1 million.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments or 1130 Sacramento Condominiums since December 31, 1996.

The Partnership reported net income of $76,262 for the first six months of 1997 as compared to $131,136 for the same period in 1996. Revenues in 1997 decreased to $888,405 from $974,348 in 1996, while expenses were $812,143 in 1997 as compared to $843,212 in 1996.

Net cash provided by operating activities was $158,116 for the six months ended June 30, 1997. The Partnership expended $43,923 for capital improvements, made $27,996 in principal payments on its mortgage note payable, and collected
$67,528 of principal on mortgage loan investments. After distributions of $749,994 to the limited partners, cash and cash equivalents totaled $2,591,988 at June 30, 1997, a net decrease of $596,269 from the balance at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $40,471 and $85,943 for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in rental revenue and other interest income, as discussed below.

Rental revenue for the three and six months ended June 30, 1997 decreased by $18,385 and $50,656, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in rental revenue at 1130 Sacramento. One of the four condominium units was vacant during the second quarter of 1997. There was also a decline in rental rates in 1997. In addition, rental revenue at Sterling Springs decreased slightly due to a decrease in average occupancy rates. Occupancy decreased from 99% at December 31, 1995 to 93% at June 30, 1996. Occupancy further declined to 91% at December 31, 1996 and increased to 96% at June 30, 1997.

Other interest income decreased by $13,737 and $23,514 for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was the result of a decrease in cash available for short-term investment in 1997, mainly due to the payment of distributions to limited partners. The Partnership held $2.6 million of cash and cash equivalents at June 30, 1997 as compared to $3.6 million at June 30, 1996.

Expenses:

Total expenses for the three and six month periods ended June 30, 1997 decreased by $47,958 and $31,069, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in depreciation expense and general and administrative - affiliates, partially offset by an increase in repairs and maintenance and other property operating expenses, as discussed below.

Depreciation and amortization expense for the three and six months ended June 30, 1997 decreased by $25,291 and $24,330, respectively, in relation to the same periods in 1996. The decrease was due to 1130 Sacramento Condominiums being classified as an asset held for sale by the Partnership effective April 15, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

Repairs and maintenance expense decreased by $11,433 for the three months and increased by $7,258 for the six months ended June 30, 1997 as compared to the same periods in 1996. The overall increase was mainly the result of increased turnover and expenses incurred to maintain occupancy at Sterling Springs Apartments in the first quarter of 1997.

For the three and six months ended June 30, 1997, other property operating expenses decreased by $5,335 and increased by $7,309, respectively. The overall increase was mainly due to an increase in referral fees paid in the first quarter of 1997 in an effort to increase occupancy at Sterling Springs.

General and administrative - affiliates decreased by $17,536 and $36,001 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, approximately $14,000 of which was due to investor services being performed by an unrelated third party in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $158,116 through operating activities for the first six months of 1997 as compared to $259,629 generated during the first six months of 1996. The decrease in 1997 was primarily due to a decrease in cash received from tenants and interest received (see discussion of decrease in rental revenue and other interest income, above). In addition, there was a decrease in cash paid to suppliers due to the timing of the payment of invoices in 1997.

The Partnership expended $43,923 and $10,212 for capital improvements to its properties during the first six months of 1997 and 1996, respectively. In 1997, the Partnership replaced carpeting at Sterling Springs in an effort to upgrade the apartment units and increase occupancy. In addition, a retaining wall was replaced at Sterling Springs.

The Partnership distributed $749,994 and $599,975 to the limited partners during the six months ended June 30, 1997 and 1996, respectively.

Short-term liquidity:

At June 30, 1997, the Partnership  held cash and cash equivalents of $2,591,988.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnership has placed 1130 Sacramento Condominiums on the market for sale effective April 15, 1997. On August 1, 1997, the Partnership sold one of the four condominium units to a non-affiliate for $1.6 million. The purchaser of the unit has offered to purchase the remaining three units for a total of $3.1 million.



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

         27.                        Financial   Data   Schedule for  the quarter
                                    ended June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XX, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner


August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)