Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XX L P
filed 1997-11-13
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended       September 30, 1997
                          ------------------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code     (972) 448-5800
                                                    ----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
-------

Real estate investments:
   Land.....................................................           $       392,000      $      699,697
   Buildings and improvements...............................                 3,862,084           6,192,970
                                                                        --------------       -------------
                                                                             4,254,084           6,892,667
   Less:  Accumulated depreciation..........................                (1,224,101)         (1,435,080)
                                                                        --------------       -------------
                                                                             3,029,983           5,457,587

Mortgage loan investments, net of allowance of
   $792,013 at September 30, 1997 and
   December 31, 1996........................................                 3,302,969           3,404,553
Mortgage loan investment - affiliate........................                   733,900             733,900
Cash and cash equivalents ..................................                 4,620,991           3,188,257
Cash segregated for security deposits.......................                    30,221              54,950
Interest and other accounts receivable......................                    88,994              74,629
Escrow deposits.............................................                   120,716             153,977
Deferred borrowing costs, net of accumulated amorti-
   zation of $56,485 and $45,275 at September
   30, 1997 and December 31, 1996, respectively.............                   105,009             116,219
Prepaid expenses and other assets...........................                     4,200               5,034
                                                                        --------------       -------------
                                                                       $    12,036,983      $   13,189,106
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     2,679,526      $    2,715,909
Accounts payable and other accrued expenses.................                    50,614              97,230
Accrued property taxes......................................                   104,545             130,957
Payable to affiliates.......................................                   145,717              40,962
Deferred revenue............................................                   158,884             163,852
Security deposits and deferred rental revenue...............                    27,808              43,782
                                                                        --------------       -------------
                                                                             3,167,094           3,192,692
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 60,000 limited partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at September 30, 1997 and
     December 31, 1996......................................                 9,167,517          10,315,277
   General Partner..........................................                  (297,628)           (318,863)
                                                                        --------------       -------------
                                                                             8,869,889           9,996,414
                                                                        --------------       -------------
                                                                       $    12,036,983      $   13,189,106
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                      Nine Months Ended
                                             September 30,                           September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      308,473     $      338,728    $      966,384    $     1,047,295
   Interest income on mortgage
     loan investments............             80,065             73,221           210,317            215,078
   Interest income on mortgage
     loan investment - affiliate.             15,473             15,473            45,915             46,083
   Other interest income.........             50,624             44,304           120,424            137,618
   Gain on disposition of real
     estate......................          1,962,280                  -         1,962,280                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,416,915            471,726         3,305,320          1,446,074
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             61,553             62,348           185,528            187,847
   Depreciation..................             33,287             85,185           178,311            254,539
   Property taxes................             39,406             36,302           128,645            121,278
   Personnel costs...............             38,539             37,009           116,001            107,733
   Utilities.....................             22,647             24,054            62,286             61,985
   Repairs and maintenance.......             33,783             32,955           103,091             95,005
   Property management
     fees - affiliates...........             14,944             16,358            47,767             50,174
   Other property operating
     expenses....................             26,610             25,366            72,884             68,207
   General and administrative....             25,749             48,879            82,213             96,964
   General and administrative -
     affiliates..................             73,197             67,848           205,132            235,784
                                       -------------      -------------     -------------      -------------
     Total expenses..............            369,715            436,304         1,181,858          1,279,516
                                       -------------      -------------     -------------      -------------

Net income.......................     $    2,047,200     $       35,422    $    2,123,462     $      166,558
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $    2,026,728     $       35,068    $    2,102,227     $      164,892
Net income allocable
   to General Partner............             20,472                354            21,235              1,666
                                       -------------      -------------     -------------      -------------
Net income.......................     $    2,047,200     $       35,422    $    2,123,462     $      166,558
                                       =============      =============     =============      =============

Net income per limited
   partnership unit..............     $        40.94     $          .71    $        42.46     $         3.33
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $        50.49     $        12.12    $        65.64     $        24.24
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         --------------        ---------------
Balance at December 31, 1995..............       $     (320,030)         $   11,399,658        $    11,079,628

Net income................................                1,666                 164,892               166,558

Distributions.............................                    -              (1,199,950)           (1,199,950)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (318,364)         $   10,364,600        $   10,046,236
                                                  =============           =============         =============



Balance at December 31, 1996..............       $     (318,863)         $   10,315,277        $    9,996,414

Net income................................               21,235               2,102,227             2,123,462

Distributions.............................                    -              (3,249,987)           (3,249,987)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $     (297,628)         $    9,167,517        $    8,869,889
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Nine Months Ended
                                                                                September 30,
                                                                -------------------------------------------
                                                                       1997                      1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $          973,198         $     1,054,770
   Cash paid to suppliers............................                     (485,988)               (493,926)
   Cash paid to affiliates...........................                     (272,644)               (307,090)
   Interest received.................................                      325,966                 345,346
   Interest received from affiliates.................                       36,665                  36,665
   Interest paid.....................................                     (168,562)               (171,873)
   Property taxes paid...............................                      (24,100)                 (1,993)
   Property taxes escrowed...........................                      (97,044)                (88,645)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      287,491                 373,254
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (157,761)                (42,041)
   Proceeds from disposition of real estate..........                    4,493,834                       -
   Collection of principal on mortgage loan
     investments.....................................                      101,584                  99,399
                                                                 -----------------          --------------
Net cash provided by investing activities............                    4,437,657                  57,358
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (42,427)                (39,117)
   Distributions paid................................                   (3,249,987)             (1,199,950)
                                                                 -----------------          --------------
Net cash used in financing activities................                   (3,292,414)             (1,239,067)
                                                                 -----------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                    1,432,734                (808,455)

Cash and cash equivalents at beginning of
   period............................................                    3,188,257               3,927,223
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        4,620,991         $     3,118,768
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Nine Months Ended
                                                                               September 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $      2,123,462         $       166,558
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                      178,311                 254,539
   Amortization of deferred borrowing costs..........                       11,210                  10,508
   Amortization of discount on mortgage note
     payable.........................................                        6,044                   5,732
   Gain on disposition of real estate................                   (1,962,280)                      -
   Disposition fee payable to affiliate..............                     (124,500)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       24,729                   2,658
     Interest and other accounts receivable..........                      (14,365)                  2,003
     Escrow deposits.................................                       33,261                  22,529
     Prepaid expenses and other assets...............                          834                   1,119
     Accounts payable and other accrued
       expenses......................................                      (46,616)                (63,049)
     Accrued property taxes..........................                      (26,412)                  7,069
     Payable to affiliates...........................                      104,755                 (21,132)
     Deferred revenue................................                       (4,968)                 (4,967)
     Security deposits and deferred rental
       revenue.......................................                      (15,974)                (10,313)
                                                                   ---------------          --------------

       Total adjustments.............................                   (1,835,971)                206,696
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        287,491         $       373,254
                                                                   ===============          ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees have not yet been paid by the Partnership and are included in payable to affiliates - General Partner on the Balance Sheets at September 30, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                            1997         1996
                                                          ---------    ---------

Property management fees.............................     $  47,767    $  50,174
Charged to gain on disposition of real estate:
   Disposition fees..................................       124,500            -
Charged to general and administrative -
   affiliates:
   Partnership administration........................        83,087      113,098
   Asset management fee..............................       122,045      122,686
                                                           --------     --------
                                                          $ 377,399    $ 285,958
                                                           ========     ========

Payable to affiliates at September 30, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, disposition fees (1997 only), Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
-------

The Partnership extended the maturity of its mortgage loan investment-affiliate from April 1, 1997 to September 1, 1997. The Partnership has verbally agreed to further extend the maturity to December 15, 1997. The borrowing partnership is currently attempting to refinance the mortgage loan.

NOTE 6.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since 1130 Sacramento Condominiums was placed on the market for sale, no depreciation was taken effective April 15, 1997. On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. Cash proceeds and the gain on disposition of real estate are detailed below:

                                                    Gain on Sale   Cash Proceeds
                                                   -------------   -------------
     Cash sales price..........................    $  4,700,000    $  4,700,000
     Selling costs.............................        (330,666)       (206,166)
                                                                    -----------

     Net cash proceeds.........................    $  4,493,834
                                                                    ===========

     Carrying value............................      (2,407,054)
                                                    -----------

     Gain on disposition of real estate........    $  1,962,280
                                                    ===========


As discussed in Note 4, the Partnership incurred $124,500 of disposition fees payable to an affiliate of the General Partner in connection with the sale of 1130 Sacramento. These fees reduced the amount of the gain on disposition of real estate (they are included in selling costs, above). However, since the fees have not yet been paid, they did not reduce the amount of net cash proceeds from the sale. The net cash proceeds from the sale of 1130 Sacramento will be $4,369,334 after payment of the disposition fees.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments; 1130 Sacramento Condominiums was sold in August 1997.

The Partnership reported net income of $2,123,462 for the first nine months of 1997 as compared to $166,558 for the same period in 1996. Revenues in 1997 increased to $3,305,320 from $1,446,074 in 1996, while expenses were $1,181,858 in 1997 as compared to $1,279,516 in 1996.

Net cash provided by operating activities was $287,491 for the nine months ended September 30, 1997. The Partnership expended $157,761 for capital improvements, made $42,427 in principal payments on its mortgage note payable and distributed $3,249,987 to the limited partners. After receiving proceeds from disposition of 1130 Sacramento of $4,493,834 and collecting $101,584 of principal on mortgage loan investments, cash and cash equivalents totaled $4,620,991 at September 30, 1997, a net increase of $1,432,734 from the balance at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $1,945,189 and $1,859,246 for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was mainly due to a gain on the disposition of 1130 Sacramento, partially offset by a decrease in rental revenues and other interest income, as discussed below.

Rental revenue for the three and nine months ended September 30, 1997 decreased by $30,255 and $80,911, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in rental revenue at 1130 Sacramento. One of the four condominium units was vacated in April 1997 and was sold at the beginning of August 1997. The remaining three units were sold at the end of August 1997. There was also a decline in rental rates in 1997.

Other interest income increased by $6,320 and decreased by $17,194 for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The overall decrease was the result of a decrease in cash available for short-term investment in the first half of 1997, mainly due to the payment of distributions to limited partners. Cash available for short-term investment increased in the third quarter of 1997 due to proceeds received from the sale of 1130 Sacramento in August 1997.

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. The Partnership recognized a gain on disposition of real estate of $1,962,280 as more fully discussed in Item 1, Note 6.

Expenses:

Total expenses for the three and nine month periods ended September 30, 1997 decreased by $66,589 and $97,658, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in depreciation expense and general and administrative expenses, as discussed below.

Depreciation and amortization expense for the three and nine months ended September 30, 1997 decreased by $51,898 and $76,228, respectively, in relation to the same periods in 1996. The decrease was due to 1130 Sacramento Condominiums being classified as an asset held for sale by the Partnership effective April 15, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

General and administrative expenses decreased by $23,130 and $14,751 for the three and nine months ended September 30, 1997, respectively, in relation to the comparable periods in 1996. The decrease was mainly due to a decrease in costs incurred relating to evaluation and dissemination of information regarding an unsolicited tender offer. This decrease was partially offset by costs incurred for investor services which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

General and administrative - affiliates increased by $5,349 for the three months and decreased by $30,652 for the nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The overall decrease was due to a decrease in overhead expenses allocated to the Partnership by McREMI, approximately $20,000 of which was due to investor services being performed by an unrelated third party in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $287,491 of cash through operating activities for the first nine months of 1997 as compared to $373,254 generated during the first nine months of 1996. The decrease in 1997 was primarily due to a decrease in cash received from tenants (see discussion of decrease in rental revenue, above).

The Partnership expended $157,761 and $42,041 for capital improvements to its properties during the first nine months of 1997 and 1996, respectively. The increase in 1997 was mainly due to exterior painting and carpentry work at Sterling Springs Apartments. In addition, the pool was resurfaced and a retaining wall was replaced at Sterling Springs. The exterior of 1130 Sacramento condominiums was also repainted and the parking lot was refurbished in 1997.

The  Partnership  received net   proceeds  from the sale of 1130  Sacramento  of
$4,493,834  in August 1997. No such proceeds were received in 1996.

The Partnership distributed $3,249,987 and $1,199,950 to the limited partners during the nine months ended September 30, 1997 and 1996, respectively.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $4,620,991. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its remaining property.

In 1997, the operation of Sterling Springs Apartments, the Partnerships only remaining property, is expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value and competitiveness in the market. Capital improvements to the Partnership's property in 1997 are expected to be funded from operations of the property.

For 1997, management expects that cash from operations of its property and principal and interest collections on the mortgage loan investments, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

Long-term liquidity:

The Partnership's remaining property, Sterling Springs Apartments, is encumbered with mortgage debt. The mortgage on this property is not due until 2003.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1998. In this regard, the Partnership placed 1130 Sacramento Condominiums on the market for sale effective April 15, 1997. In August 1997, the Partnership sold all four of the condominium units to a non-affiliate for $4.7 million.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1997.

(b) Reports on Form 8-K. A Form 8-K with respect to Item 2 dated August 28, 1997 was filed on October 22, 1997 regarding the sale of 1130 Sacramento Condominiums.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XX, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner


November 13, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 13 , 1997                By:  /s/  Carol A. Fahs
------------------                   ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)