Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XX L P
filed 1998-03-31
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                December 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-14007
                           ----------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code           (972)  448-5800
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------  --------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership units
----------------------------------------------------------  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

On September 28, 1984, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-92376) and commenced a public offering for the sale of $30,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 27, 1985, with 49,528 Units sold at $500 each, or gross proceeds (net of discounts of $57,546) of $24,706,454 to the Partnership. In 1994 and 1993, 12 and 4 Units were relinquished, respectively, leaving 49,512 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of revenue-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs Apartments) in settlement of the related mortgage loan. In September 1991, the Partnership foreclosed on Holiday Inn -Jacksonville (renamed Cherokee Inn) in partial settlement of the related mortgage loan and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan and later sold the property in August 1997. At December 31, 1997, the Partnership operated one revenue-producing property as described in Item 2 - Properties, and serviced four mortgage loan investments.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate acquired through foreclosure and to service mortgage loans secured by real estate investments, the Partnership is subject to certain of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership and its borrowers to respond promptly to changed circumstances. The Partnership and its borrowers compete with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership and its borrowers) in connection with the sale, financing and leasing of properties. The impact of these risks on the Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of the competitive conditions at the Partnership's property.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, collect payments on mortgage loan investments and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

In August 1995, High River Limited Partnership ("High River"), a Delaware limited partnership controlled by Carl C. Icahn, announced that it had commenced an unsolicited tender to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $100 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $170.38 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 13% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. All of the buildings and the land on which they are located are owned by the Partnership in fee, subject to a first lien deed of trust as set forth more fully in Item 8 - Note 7 - "Mortgage Note Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III
- Real Estate Investment and Accumulated Depreciation. In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis                              1997           Date
Property              Description          of Property           Debt        Property Taxes     Acquired
--------              -----------          -----------           ----        --------------     --------
Sterling Springs      Apartments
Austin, TX (1)        172 units            $ 2,983,609       $ 2,666,814      $ 137,356           7/90
                                            ==========        ==========       ========

------------------------------
Total:  Apartments - 172 units

(1) Sterling Springs Apartments is owned by Sterling Springs Fund XX Limited Partnership, which is wholly-owned by the Partnership.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  ----------
Sterling Springs
   Occupancy Rate............            97%              91%            99%            95%             98%
   Rent Per Square Foot......          $9.50            $9.28          $9.10          $8.37           $7.62

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Sterling Springs
----------------

Sterling Springs is a garden-style apartment community located in the southwest area of Austin, Texas. A large number of competing apartment units were built in the past four years, with additional construction projected for 1998. Sterling Springs' occupancy rate and rental rates are competitive with apartment communities in the area, however occupancy rates are expected to decline in 1998 as more apartment communities are built. The Partnership anticipates maintaining occupancy in the low to mid 90% range in 1998 by upgrading vacant units and offering discounts and concessions to attract and maintain tenants.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------  ------------------------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)        Title of Class                     Number of Record Unit Holders

           Limited partnership units          4,837 as of January 31, 1998

(C) The Partnership distributed $3,249,987 to the limited partners in 1997, of which $1,750,000 was cash proceeds from the sale of 1130 Sacramento Condominiums and the remaining $1,499,987 was cash from operations. The Partnership distributed $1,199,950 to the limited partners in 1996 from cash from operations. No distributions were paid to the General Partner in 1997 or 1996. During the last week of March 1998, the Partnership distributed approximately $1,500,000 to the limited partners of record as of March 1, 1998. See Item 7 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   1,279,458  $   1,413,050  $    1,405,346  $   1,172,233  $     962,172
Interest income..............             539,573        524,791         568,970        591,791        817,243
Gain on disposition of real
   estate ...................           1,962,280              -               -              -        458,221
Income before extraordinary
   item                                 2,239,792        116,736          64,116         88,909        954,172
Extraordinary item, net......                   -              -               -              -        251,203
Net income...................           2,239,792        116,736          64,116         88,909      1,205,375

Net income per limited
   partnership unit:
   Income before
     extraordinary item             $      44.78   $        2.33  $        1.28   $        1.78  $       19.07
   Extraordinary item, net...                   -              -               -              -           5.02
                                     ------------   ------------   -------------   ------------   ------------
   Net income................       $       44.78  $        2.33  $         1.28  $        1.78  $       24.09
                                     ============   ============   =============   ============   ============

Distributions per limited
   partnership unit..........       $       65.64  $       24.24  $         5.05  $        5.05  $       57.01
                                     ============   ============   =============   ============   ============


                                                              As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------

Real estate investments, net...     $   2,983,609  $   5,457,587  $    5,726,377  $   5,938,194  $   5,979,165
Mortgage loan investments,
   net.........................         6,868,788      4,138,453       4,271,336      4,418,306      4,371,457
Total assets...................        12,112,244     13,189,106      14,345,949     14,484,111     14,665,413
Mortgage note payable, net.....         2,666,814      2,715,909       2,760,961      2,802,303      2,840,237
Partners' equity...............         8,986,219      9,996,414      11,079,628     11,265,513     11,426,537

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee Inn) in Jacksonville, Texas, in partial settlement of the mortgage loan secured by the property and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the mortgage loan secured by the property and later sold the property in August 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of making and servicing mortgage loans and acquiring, operating and ultimately disposing of revenue-producing real properties. In July 1990, the Partnership foreclosed on Park Springs Apartments (renamed Sterling Springs Apartments) in Austin, Texas, in settlement of the mortgage loan secured by the property. In September 1991, the Partnership foreclosed on Holiday Inn -Jacksonville (renamed Cherokee Inn) in Jacksonville, Texas, in partial settlement of the mortgage loan secured by the property and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the mortgage loan secured by the property and later sold the property in August 1997.

In August 1992, pursuant to a lawsuit settlement, a mortgage loan investment, which was secured by a property owned by an affiliate of the General Partner, was transferred to the Partnership. In June 1993, a new loan agreement was executed; and the affiliate substituted a second lien on another of its properties, Fort Meigs Plaza Shopping Center, as the collateral on the loan. The first lien mortgage note secured by Fort Meigs Plaza, which was owned by an unaffiliated lender, matured in December 1997. In order to prevent foreclosure of the property by the first lienholder and to protect its second lien interest in the property, the Partnership purchased the first lien in December 1997. The first and second lien mortgage loan investments - affiliate secured by Fort Meigs Plaza matured in March 1998 and September 1997, respectively. The borrowing partnership has received an offer from a non-affiliate to purchase the property securing the loan for $3.8 million. The borrowing partnership will continue to make regularly scheduled debt service payments on the notes until the property can be sold.

At December 31, 1997, the Partnership serviced four mortgage loan investments totaling $6,868,788 and operated one revenue-producing property. The property was acquired through foreclosure.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total revenue increased by $1,826,407 in 1997 as compared to 1996. The increase was mainly due to a gain on the sale of 1130 Sacramento, partially offset by a decrease in rental revenue as discussed below.

Rental revenue decreased by $133,592 in 1997 in relation to 1996, mainly due to the decrease in rental revenue at 1130 Sacramento Condominiums. One of the four condominium units was vacated in April 1997 and was sold at the beginning of August 1997. The remaining three units were sold at the end of August 1997.

As further discussed in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliate," in 1993, the Partnership acquired a second lien loan on a property owned by an affiliate. The Partnership purchased the first lien loan on this property in December 1997. The purchase of the first lien at the end of 1997 resulted in a $15,824 increase in interest income on mortgage loan investments - affiliate in 1997 as compared to 1996.

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. The Partnership recognized a gain on disposition of real estate of $1,962,280 as more fully discussed in Item 8 - Note 4 - "Real Estate Investments."

In 1996, the Partnership received $17,063 in refunds of prior years' property taxes for 1130 Sacramento Condominiums. The assessed taxable value of the property was reduced by taxing authorities as a result of an appeal filed on behalf of the property. No such refund was received in 1997.

Expenses:

Total expenses decreased by $296,649 in 1997 as compared to 1996. The decrease was mainly due to a decrease in depreciation expense, general and administrative expenses and general and administrative - affiliates, as discussed below.

Depreciation expense in 1997 decreased by $96,814 in relation to 1996. The decrease was due to 1130 Sacramento Condominiums being classified as an asset held for sale by the Partnership effective April 15, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

General and administrative expenses decreased by $135,923 in 1997 as compared to 1996. The decrease was mainly due to a decrease in costs incurred relating to evaluation and dissemination of information regarding an unsolicited tender offer. This decrease was partially offset by approximately $26,000 of costs incurred for investor services, which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

In 1997, general and administrative - affiliates decreased by $46,690 as compared to 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI due to investor services being performed by an unrelated third party in 1997, as discussed above. In addition, there was a decrease in asset management fees due to a decline in the tangible asset value of the Partnership, on which the fees are based.

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

Expenses:

Total expenses decreased by $72,032 in 1996 as compared to 1995. The decrease was mainly due to a decrease in property taxes, utilities and general and administrative - affiliates, partially offset by an increase in repairs and maintenance, as discussed below.

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

General and administrative - affiliates decreased by $76,003 in 1996 as compared to 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES

The   Partnership  generated  $487,912  through  operating  activities  in  1997 as  compared to $453,978 in 1996 and $437,492 in 1995.

The Partnership expended $178,235, $73,183 and $118,615 for capital improvements to its properties in 1997, 1996 and 1995, respectively. 1997 includes costs incurred for exterior carpentry and painting at Sterling Springs Apartments. 1995 includes costs incurred for a retaining wall and a fence at Sterling Springs Apartments.

In 1997, the Partnership received $4,493,834 of proceeds from the sale of 1130 Sacramento Condominiums. $2,996,176 of the proceeds was used to purchase a first lien mortgage loan investment secured by a property owned by an affiliate. The Partnership made this investment to protect its second lien interest in this property.

The Partnership distributed $3,249,987 to the limited partners in 1997, of which $1,750,000 was cash proceeds from the sale of 1130 Sacramento Condominiums and the remaining $1,499,987 was cash from operations. The Partnership distributed $1,199,950 and $250,001 to the limited partners in 1996 and 1995, respectively, from cash from operations.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $1,824,293. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its property.

In 1998, operation of Sterling Springs Apartments is expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value and competitiveness in the market. The Partnership has budgeted approximately $59,000 for capital improvements to Sterling Springs in 1998, which is expected to be funded from operations of the property.

The mortgage loan investment secured by Idlewood Nursing Home matured in February 1998. On January 30, 1998, the Partnership and the borrower entered into an agreement whereby the borrower will pay the Partnership $2.4 million by May 1998 (the actual balance of the loan is greater than the book value, as further discussed in Item 8 - Note 5 - "Mortgage Loan Investments"). Since the Partnership owns an 83% participation interest in the note, $408,000 of the $2.4 million settlement will be payable to the owner of the remaining 17% of the note. The borrower has placed a $25,000 nonrefundable deposit into an escrow account as evidence of their commitment to repay the loan.

The first and second lien mortgage loan investments - affiliate secured by Fort Meigs Plaza matured in March 1998 and September 1997, respectively. The borrowing partnership has received an offer from a non-affiliate to purchase the property securing the loan for $3.8 million. The borrowing partnership will continue to make regularly scheduled debt service payments on the notes until the property can be sold. If the property is not sold, the Partnership will consider restructuring the debt, extending the maturity or foreclosing on the property.

For 1998, management expects that cash from operations of its property and principal and interest collections on the mortgage loan investments, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

During the last week of March 1998, the Partnership distributed approximately $1,500,000 to the limited partners of record as of March 1, 1998.

Long-term liquidity:

The Partnership's property, Sterling Springs Apartments, is encumbered with mortgage debt. The mortgage is not due until 2003.

In the event that the Partnership acquires ownership of other properties through foreclosure, the cash and cash equivalent balances presently held will provide a source for the maintenance and improvement of the properties. Because the timing and number of properties which may be foreclosed is uncertain, there is no assurance that the balances presently held will be sufficient for needed capital improvements. At present, there are no commitments nor any known needs for improvements to the properties securing the Partnership's loans except for Idlewood Nursing Home which is in need of approximately $300,000 in capital improvements. The Partnership has no existing lines of credit from outside sources.

Another possible source of funds is the sale of the Partnership's mortgage loan investments or of the properties securing the Partnership's mortgage loans. Such sales are possibilities only, and since the Partnership does not control the properties securing its loans, sales of those properties may occur only if initiated by the borrower or in the event of foreclosure by the Partnership. There is no assurance that any sales can be contracted or closed to coincide with the Partnership's future cash needs. For the long term, the Partnership will remain dependent on operations of the property it owns or of the properties securing its loans as the primary source of debt repayment, until the properties can be sold.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1997 and 1996...................................                       15

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1997..............................................                       17

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       29





All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XX, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XX, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XX, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
  March 20, 1998

                        McNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                       ------------------------------------
                                                                             1997                 1996
                                                                       ----------------     ---------------
ASSETS
------

Real estate investments:
   Land........................................................        $       392,000      $      699,697
   Buildings and improvements..................................              3,882,558           6,192,970
                                                                        --------------       -------------
                                                                             4,274,558           6,892,667
   Less:  Accumulated depreciation.............................             (1,290,949)         (1,435,080)
                                                                        ---------------      -------------
                                                                             2,983,609           5,457,587

Mortgage loan investments, net of allowance of
   $792,013 at December 31, 1997 and 1996......................              3,268,712           3,404,553
Mortgage loan investments - affiliate, net of allowance of
   $130,000 and $0 at December 31, 1997 and 1996,
   respectively ...............................................              3,600,076             733,900
Cash and cash equivalents......................................              1,824,293           3,188,257
Cash segregated for security deposits..........................                 27,405              54,950
Interest and other accounts receivable.........................                140,025              74,629
Escrow deposits................................................                162,652             153,977
Deferred borrowing costs, net of accumulated
   amortization of $60,222 and $45,275 at
   December 31, 1997 and 1996, respectively....................                101,272             116,219
Prepaid expenses and other assets..............................                  4,200               5,034
                                                                        --------------       -------------
                                                                       $    12,112,244      $   13,189,106
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net.....................................        $     2,666,814      $    2,715,909
Accounts payable and other accrued expenses....................                 61,994              97,230
Accrued property taxes.........................................                137,050             130,957
Payable to affiliates..........................................                203,444              40,962
Deferred revenue...............................................                 27,229             163,852
Security deposits and deferred rental revenue..................                 29,494              43,782
                                                                        --------------       -------------
                                                                             3,126,025           3,192,692
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 60,000 limited partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at December 31, 1997 and 1996.............              9,282,684          10,315,277
   General Partner.............................................               (296,465)           (318,863)
                                                                        --------------       -------------
                                                                             8,986,219           9,996,414
                                                                        --------------       -------------
                                                                       $    12,112,244      $   13,189,106
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    1,279,458     $    1,413,050    $     1,405,346
   Interest income on mortgage loan
     investments...........................               280,023            283,010            286,327
   Interest income on mortgage loan
     investments - affiliate...............                77,380             61,556             61,388
   Other interest income...................               182,170            180,225            221,255
   Gain on disposition of real estate......             1,962,280                  -                  -
   Property tax refund.....................                     -             17,063                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             3,781,311          1,954,904          1,974,316
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               246,782            249,920            252,774
   Depreciation............................               245,159            341,973            330,432
   Property taxes..........................               161,151            170,597            180,061
   Personnel costs.........................               144,376            142,069            150,765
   Repairs and maintenance.................               130,474            134,645            115,750
   Property management fees -
     affiliates............................                63,072             67,381             66,477
   Utilities...............................                81,418             83,481             93,220
   Other property operating expenses.......                92,354             88,756             87,896
   General and administrative..............               113,975            249,898            247,374
   General and administrative -
     affiliates............................               262,758            309,448            385,451
                                                    -------------      -------------     --------------
     Total expenses........................             1,541,519          1,838,168          1,910,200
                                                    -------------      -------------     --------------

Net income.................................        $    2,239,792     $      116,736    $        64,116
                                                    =============      =============     ==============

Net income allocable to limited
   partners................................        $    2,217,394     $      115,569    $        63,475
Net income allocable to General
   Partner.................................                22,398              1,167                641
                                                    -------------      -------------     --------------
Net income.................................        $    2,239,792     $      116,736    $        64,116
                                                    =============      =============     ==============

Net income per limited partnership
   unit....................................        $        44.78     $         2.33    $          1.28
                                                    =============      =============     ==============
Distributions per limited
   partnership unit........................        $        65.64     $        24.24    $          5.05
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                    Total
                                                     General                 Limited                Partners'
                                                     Partner                 Partners               Equity
                                                 ----------------        ---------------       ----------------
Balance at December 31, 1994..............       $      (320,671)        $    11,586,184       $    11,265,513

Net income................................                   641                  63,475                64,116

Distributions to limited partners.........                     -                (250,001)             (250,001)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............              (320,030)             11,399,658            11,079,628

Net income................................                 1,167                 115,569               116,736

Distributions to limited partners.........                     -              (1,199,950)           (1,199,950)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............              (318,863)             10,315,277             9,996,414

Net income................................                22,398               2,217,394             2,239,792

Distributions to limited partners.........                     -              (3,249,987)           (3,249,987)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $      (296,465)        $     9,282,684       $     8,986,219
                                                  ===============         ==============        ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    ---------------   ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $    1,259,654     $    1,422,803    $     1,391,600
   Cash paid to suppliers..................              (607,269)          (723,975)          (648,603)
   Cash paid to affiliates.................              (287,848)          (368,716)          (438,528)
   Interest received.......................               455,833            456,845            502,270
   Interest received from affiliate........                48,886             48,886             48,886
   Interest paid...........................              (224,165)          (228,625)          (232,736)
   Property taxes paid.....................               (24,101)           (50,954)           (56,530)
   Property taxes escrowed.................              (133,078)          (119,349)          (128,867)
   Property tax refund received............                     -             17,063                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................               487,912            453,978            437,492
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (178,235)           (73,183)          (118,615)
   Collection of principal on
     mortgage loan investments.............               135,841            132,883            146,970
   Proceeds from disposition of real
     estate................................             4,493,834                  -                  -
   Purchase of mortgage loan
     investment - affiliate................            (2,996,176)                 -                  -
   Loan extension fee received.............                     -                  -             25,941
                                                    -------------      -------------     --------------
Net cash provided by investing
activities.................................             1,455,264             59,700             54,296
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     note payable..........................               (57,153)           (52,694)           (48,584)
   Distributions to limited partners.......            (3,249,987)        (1,199,950)          (250,001)
                                                    --------------     -------------     ---------------
Net cash used in financing activities......            (3,307,140)        (1,252,644)          (298,585)
                                                    --------------     -------------     ---------------

Net increase (decrease) in cash and
   cash equivalents........................            (1,363,964)          (738,966)           193,203

Cash and cash equivalents at
   beginning of year.......................             3,188,257          3,927,223          3,734,020
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    1,824,293     $    3,188,257    $     3,927,223
                                                    =============      =============     ==============

See discussion of non-cash investing activities in Note 6 - "Mortgage Loan Investments - Affiliate."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     -------------     ---------------
Net income.................................        $    2,239,792     $     116,736     $        64,116
                                                    -------------      ------------      --------------

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation............................               245,159            341,973            330,432
   Amortization of deferred borrowing
     costs.................................                14,947             14,011             13,127
   Amortization of discount on mortgage
     note payable..........................                 8,058              7,642              7,242
   Amortization of deferred revenue........                (6,623)            (6,623)            (5,519)
   Gain on disposition of real estate......            (1,962,280)                 -                  -
   Changes in assets and liabilities:
     Cash segregated for security
        deposits...........................                27,545              4,919             (3,389)
     Interest and other accounts
       receivable..........................               (65,396)             2,851            (27,236)
     Escrow deposits.......................                (8,675)            (9,133)           (16,202)
     Prepaid expenses and other
       assets..............................                   834              3,556              6,278
     Accounts payable and other
       accrued expenses....................               (35,236)           (23,063)            40,567
     Accrued property taxes................                 6,093              7,427             11,314
     Payable to affiliates.................                37,982              8,113             13,400
     Security deposits and deferred
       rental revenue......................               (14,288)           (14,431)             3,362
                                                    -------------      -------------     --------------

     Total adjustments.....................            (1,751,880)           337,242            373,376
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $      487,912     $      453,978    $       437,492
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997

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

The Partnership is engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of revenue-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs
Apartments) in settlement of the related mortgage loan. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan. At December 31, 1997, the Partnership operated one revenue-producing property as described in Note 4 - "Real Estate Investments," and serviced four mortgage loan investments as described in Note 5 - "Mortgage Loan Investments" and Note 6 - "Mortgage Loan Investments - Affiliate."

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

The Partnership distributed $3,249,987, $1,199,950 and $250,001 of cash from operations in 1997, 1996 and 1995, respectively. No distributions were paid to the General Partner in 1997, 1996 or 1995. During the last week of March 1998, the Partnership plans to distribute approximately $1,500,000 to the limited partners of record as of March 1, 1998.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit ("Unit") is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 49,512 average Units outstanding during 1997, 1996 and 1995.

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

Under the terms of its Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equaling up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheet at December 31, 1997.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or
(iii) on 1130 Sacramento, the prorated net book value of the property was used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           For the Years Ended December 31,
                                                   --------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------   ---------------
Property management fees...................        $       63,072     $       67,381   $        66,477
Charged to gain on disposition
   of real estate:
   Disposition fee.........................               124,500                  -                  -
Charged to general and
   administrative - affiliates:
   Partnership administration..............               111,839            145,203            211,700
   Asset management fee....................               150,919            164,245            173,751
                                                    -------------      -------------     --------------
                                                   $      450,330     $      376,829    $       451,928
                                                    =============      =============     ==============

Payable to affiliates at December 31, 1997 and 1996 consisted primarily of unpaid property management fees, a disposition fee (1997 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $7,573,698 in 1997, $7,486,117 in 1996 and $6,954,599 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1997                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
   Sterling Springs
     Austin, TX                $      392,000     $     3,882,558     $    (1,290,949)     $    2,983,609
                                =============      ==============      ==============       =============


                                                   Buildings and       Accumulated           Net Book
       1996                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------        --------------

   1130 Sacramento             $      307,697      $    2,468,101      $     (373,600)     $    2,402,198
   Sterling Springs                   392,000           3,724,869          (1,061,480)          3,055,389
                                -------------       -------------       -------------       -------------

                               $      699,697      $    6,192,970      $   (1,435,080)     $    5,457,587
                                =============      ==============      ==============       =============

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums, located in San Francisco, California, to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. Cash proceeds and the gain on disposition of real estate are detailed below:

                                                                        Gain on Sale        Cash Proceeds
                                                                       ----------------    ----------------
     Cash sales price.......................................           $     4,700,000     $     4,700,000
     Selling costs..........................................                  (330,666)           (206,166)
                                                                                            ---------------

     Net cash proceeds......................................                               $     4,493,834
                                                                                            ==============

     Carrying value.........................................                (2,407,054)
                                                                        ---------------

     Gain on disposition of real estate.....................           $     1,962,280
                                                                        ==============

As discussed in Note 2 - "Transactions With Affiliates," the Partnership incurred a $124,500 disposition fee payable to an affiliate of the General Partner in connection with the sale of 1130 Sacramento. This fee reduced the amount of the gain on disposition of real estate and is included in selling costs above. However, as the fee has not yet been paid, it did not reduce the amount of net cash proceeds from the sale. The net cash proceeds from the sale of 1130 Sacramento will be $4,369,334 after payment of the disposition fee.

NOTE 5 - MORTGAGE LOAN INVESTMENTS
----------------------------------

The following sets forth the Partnership's mortgage loan investments to unaffiliated borrowers at December 31, 1997 and 1996. The mortgage loan investments are secured by the related real estate.

                           Mortgage         Annual          Monthly
                           Lien             Interest        Payments/                 December 31,
Property                   Position         Rates %         Maturity              1997               1996
--------                   --------         -------      --------------    --------------      ---------------
Idlewood Nursing
   Home (a)                 First             8.50       (a)     2/98      $    1,794,700      $    1,904,260
   Allowance for
    impairment                                                                   (792,013)           (792,013)
                                                                            -------------       -------------
                                                                                1,002,687           1,112,247
                                                                            -------------       -------------
Lakeland Nursing
   Home (b)                 First            12.00     $24,9952/99              2,266,025           2,292,306
                                                                            -------------       -------------

                                                       Total               $    3,268,712      $    3,404,553
                                                                            =============       =============

(a) The Partnership owns an 83% participation interest in the Idlewood Nursing Home mortgage loan investment. In January 1991, the borrowing partnership became unable to make all payments required under the original mortgage loan agreement. Since that time, the mortgage loan agreement has been modified four times such that the maturity date was extended and the interest rate was decreased. The loan modification in effect during 1997 and 1996 requires that payments be made on the loan equal to the net cash flow from operations of the property, with a minimum amount due of $9,130 per month.

       As a result of the borrowing partnership's inability to make the required payments, the Partnership recorded a $792,013 provision for loss in 1992 to reduce the carrying value of the mortgage loan investment to the estimated recoverable amount of the collateral. The Partnership ceased accruing interest on the loan in 1994. The general partner of the borrowing partnership has personally guaranteed 10% of the total loan amount. The loan is not recorded as an in-substance foreclosure at December 31, 1997 and 1996.

       A measure of the impairment of the Idlewood loan has been made based on the present value of expected future cash flows required under a February 1995 modification. This measure indicates an impairment less than the total allowance previously recorded. Due to the uncertainties surrounding this mortgage loan investment and its ultimate realizability given its history of numerous modifications, none of the previously recorded allowance will be reversed until the underlying property has demonstrated its ability to meet the required principal and interest payments. All payments received on the loan in 1997 and 1996 were recorded as a reduction of principal.

       The mortgage loan investment matured in February 1998. The Partnership and the borrower have entered into an agreement whereby the borrower will pay the Partnership $2.4 million in settlement of both principal and interest due on the mortgage note by May 1998. Since the Partnership owns an 83% participation interest in the note, $408,000 of the $2.4 million settlement will be payable to the owner of the remaining 17% of the note. The borrower has placed a $25,000 nonrefundable deposit into an escrow account as evidence of their commitment to repay the loan.

(b) The Partnership owns a 90% participation interest in the Lakeland Nursing Home mortgage loan. Monthly payments include principal and interest. The general partner of the borrowing partnership personally guaranteed 25% of the total loan amount.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of mortgage loan investments was approximately $4,630,000 at December 31, 1997 and $4,514,000 at December 31, 1996.

A summary of activity for mortgage loan investments for each of the three years in the period ended December 31, 1997 is as follows:

                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    ---------------   ----------------
Balance at beginning of year...............        $    3,404,553     $    3,537,436    $     3,684,406
Collection of principal....................              (135,841)          (132,883)          (146,970)
                                                    -------------      -------------     --------------
Balance at end of year.....................        $    3,268,712     $    3,404,553    $     3,537,436
                                                    =============      =============     ==============

NOTE 6 - MORTGAGE LOAN INVESTMENTS - AFFILIATE
----------------------------------------------

The following sets forth the Partnership's mortgage loan investments to an affiliated borrower at December 31, 1997 and 1996:

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                 December 31,
Property                 Position (a)   Rates %           Maturity              1997               1996
--------                 ------------   --------       ----------------    --------------      --------------
Fort Meigs Plaza
   Shopping Center          First            12.81     $ 33,333    3/98    $    2,996,176      $            -
                                                                            -------------       -------------

                            Second            8.25 (b)  $4,074 (b) 9/97           733,900             733,900
                                                                            -------------       -------------
   Allowance                                                                     (130,000)                  -
                                                                            --------------      -------------
                                                                                  603,900             733,900
                                                                            -------------       -------------
                                                       Total               $    3,600,076      $      733,900
                                                                            =============       =============

(a)    The mortgage loans are non-recourse to the borrower.

(b) Although interest on the loan accrues at 8.25%, interest only payments equal to an effective interest rate of 6.66% are payable monthly. All accrued interest is due at maturity.

On August 24, 1992, pursuant to a lawsuit settlement, a mortgage loan investment, which was secured by a property owned by an affiliate of the General Partner, McNeil Real Estate Fund XXI, L.P. ("Fund XXI"), was transferred to the Partnership. In June 1993, a new loan agreement was executed; and Fund XXI substituted a second lien on another of its properties, Fort Meigs Plaza Shopping Center, as the collateral on the loan. The first lien mortgage note secured by Fort Meigs Plaza, which was owned by an unaffiliated lender, matured in December 1997. In order to prevent foreclosure of the property by the first lienholder and to protect its second lien interest in the property, the Partnership purchased the first lien in December 1997 for $2,996,176 and extended the maturity of the loan to March 1998.

Related to the initial transfer, the Partnership recorded a deferred gain for the portion of the non-cash assets received as compared to total assets received pursuant to the lawsuit settlement. This deferred gain is being amortized as principal payments are received on the mortgage loan investment. The Partnership reduced the deferred gain by $130,000 in 1997, representing the estimated uncollectible amount of the mortgage loan investment, as discussed below. The deferred gain totaled $20,054 at December 31, 1997 and $150,054 at December 31, 1996.

Fund XXI is in default  on  payment  of both the first and second  liens on Fort
Meigs Plaza as the notes matured on March 1, 1998 and September 1, 1997, respectively. Fort Meigs Plaza is currently on the market for sale and Fund XXI has received an offer from a non-affiliate to purchase the property for $3.8 million. Fund XXI will continue to make regularly scheduled debt service payments on the first and second lien mortgage notes until the property can be sold.

If Fund XXI's management accepts the current sales offer, the Partnership will not collect the entire balance of the mortgage loan investments after closing costs are paid, nor will the entire balance of deferred revenue be recognizable. Therefore, a $130,000 allowance has been recorded to the note balance, representing the estimated uncollectible amount, by reducing the deferred revenue previously recorded related to Fort Meigs Plaza. If the property is not sold, the Partnership will consider restructuring the debt, extending the maturity or foreclosing on the property.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of the mortgage loan investments - affiliate was approximately $3,627,000 at December 31, 1997 and $690,000 at December 31, 1996.

NOTE 7 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1997 and 1996. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual         Monthly
                         Lien            Interest        Payments/                 December 31,
Property                 Position (a)     Rate %         Maturity              1997               1996
--------                 ------------    --------      --------------      --------------   -------------
Sterling Springs
   Apartments (c)        First             8.15        $23,443   7/03      $    2,719,160   $   2,776,313
                         Discount (b)                                             (52,346)        (60,404)
                                                                            -------------    ------------
                                                                           $    2,666,814   $   2,715,909
                                                                            =============    ============


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

Scheduled principal maturities of the mortgage note payable under existing terms, excluding a discount of $52,346, are as follows:

                           1998                  $      61,989
                           1999                         67,234
                           2000                         72,923
                           2001                         79,093
                           2002                         85,786
                           Thereafter                2,352,135
                                                  ------------
                             Total               $   2,719,160
                                                  ============

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $2,768,000 at December 31, 1997 and $2,674,000 at December 31, 1996.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

                        McNEIL REAL ESTATE FUND XX, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                    Costs
                                                     Initial Cost              Cumulative        Capitalized
                             Related                       Buildings and     Write-down for      Subsequent
Description               Encumbrances        Land         Improvements        Impairment       To Acquisition
-----------               ------------        ----        --------------    -------------       --------------
Sterling Springs
   Apartments
   Austin, TX             $2,666,814     $   392,000      $    2,908,000    $           -       $  974,558
                           =========      ==========       =============     ============        =========


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period              Accumulated
                                                 Buildings and                     Depreciation
Description                      Land            Improvements     Total (a)      and Amortization
------------                     ----            -------------    --------       ----------------
Sterling Springs
   Apartments
   Austin, TX                $       392,000     $3,882,558    $   4,274,558     $    (1,290,949)
                              ==============      =========     ============      ==============


(a) For Federal income tax purposes, the property is depreciated over lives ranging from 7 to 27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $4,621,134 and accumulated depreciation was 754,231 at December 31, 1997.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              Lives (Years)
-----------                   ------------                --------              -------------
Sterling Springs
   Apartments
   Austin, TX                   1985                        7/90                    5-25




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, L.P.

                              Notes to Schedule III
               Real Estate Investment and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:


                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------   ----------------
Real estate investments:

Balance at beginning of year...............        $    6,892,667     $    6,819,484   $      6,700,869

Disposition of real estate.................            (2,796,344)                 -                  -

Improvements...............................               178,235             73,183            118,615
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    4,274,558     $    6,892,667    $     6,819,484
                                                    =============      =============     ==============


Accumulated depreciation:

Balance at beginning of year...............        $    1,435,080     $    1,093,107    $       762,675

Disposition of real estate.................              (389,290)                 -                  -

Depreciation...............................               245,159            341,973            330,432
                                                   --------------      -------------     --------------

Balance at end of year.....................        $    1,290,949     $    1,435,080    $    1,093,107
                                                    =============      =============     ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES.
         ----------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.   McNeil    is  Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs.   McNeil   established  the  Escrow
                                        Training  Centers,   California's  first
                                        accredited  commercial  training program
                                        for title  company  escrow  officers and
                                        real  estate  agents   needing   college
                                        credits   to   qualify   for   brokerage
                                        licenses.  She  began in real  estate as
                                        Manager and Marketing  Director of Title
                                        Insurance and Trust in Marin County, CA.
                                        Mrs. McNeil serves on the  International
                                        Board   of   Directors   of   the   Salk
                                        Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships during the Past 5 Years
-----------------              ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 6,490 Units at January 31, 1998 (approximately 13% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)     Security ownership of management.

        The General Partner and the officers and directors of its general partner collectively own 4.5 Units, which is less than 1% of Units outstanding at January 31, 1998.

(C)     Change in control.

        None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or (iii) on 1130 Sacramento, the prorated net book value of the property was used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership paid or accrued $150,919 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $174,911 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of its Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equaling up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred a $124,500 disposition fee during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. This fee has not yet been paid by the Partnership and is included in payable to affiliates on the Balance Sheet at December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

          10.9                              Note  and Mortgage  Modification and
                                            Extension  Agreement  dated December
                                            16, 1997, between McNeil Real Estate
                                            Fund  XXI,   L.P.  and  McNeil  Real
                                            Estate  Fund XX,  L.P.  relating  to
                                            Fort Meigs Plaza.


          Exhibit
          Number                            Description
          -------                           -----------
          10.10                             Loan Agreement dated June  23, 1993,
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

          22.                               Following is a list of subsidiaries
                                             of the Partnership:

                                                                                                  Names Under
                                                                            Jurisdiction          Which It Is
                                            Name of Subsidiary            Of Incorporation       Doing Business
                                            ------------------            ----------------       --------------
                                            Sterling Springs Fund XX
                                              Limited Partnership          Delaware                   None

          28. Balance sheet of Fort Meigs Plaza as of December 31, 1997, and the related statements of operations, owner's deficit and cash flows for the years then ended (together with report of independent public accountants). Balance sheet of Fort Meigs Plaza as of December 31, 1996, and the related statements of operations, owner's deficit and cash flows for each of the two years in the period ended December 31, 1996 (unaudited).

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


(B) A Form 8-K with respect to Item 2 dated August 28, 1997, was filed on October 22, 1997 regarding the sale of 1130 Sacramento Condominiums.

                        McNEIL REAL ESTATE FUND XX, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XX, L.P.


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1998                    By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------
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




March 31, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1998                    By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)