Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XX L P
filed 1998-05-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended           March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,          December 31,
                                                                            1998                1997
                                                                       ---------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $       392,000      $      392,000
   Buildings and improvements...............................                 3,888,579           3,882,558
                                                                        --------------       -------------
                                                                             4,280,579           4,274,558
   Less:  Accumulated depreciation..........................                (1,350,394)         (1,290,949)
                                                                        --------------       -------------
                                                                             2,930,185           2,983,609

Mortgage loan investments, net of allowance of
   $792,013 at March 31, 1998 and
   December 31, 1997........................................                 3,234,247           3,268,712
Mortgage loan investments - affiliate, net of allowance
   of $130,000 at March 31, 1998 and
   December 31, 1997........................................                 3,595,987           3,600,076
Cash and cash equivalents ..................................                   631,242           1,824,293
Cash segregated for security deposits.......................                    31,911              27,405
Interest and other accounts receivable......................                   106,834             140,025
Escrow deposits.............................................                   205,387             162,652
Deferred borrowing costs, net of accumulated
   amortization of $64,205 and $60,222 at March 31,
   1998 and December 31, 1997, respectively.................                    97,289             101,272
Prepaid expenses and other assets...........................                     4,200               4,200
                                                                        --------------       -------------
                                                                       $    10,837,282      $   12,112,244
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     2,653,907      $    2,666,814
Accounts payable and other accrued expenses.................                    43,135              61,994
Accrued property taxes......................................                   173,661             137,050
Payable to affiliates.......................................                   267,576             203,444
Deferred revenue............................................                    25,573              27,229
Security deposits and deferred rental revenue...............                    28,043              29,494
                                                                        --------------       -------------
                                                                             3,191,895           3,126,025
                                                                        --------------       -------------

Partners' equity (deficit):
  Limited  partners  - 60,000  limited partnership units
    authorized; 49,512 limited partnership units issued and
    outstanding at March 31, 1998 and December 31, 1997....                 7,940,437           9,282,684
  General Partner..........................................                  (295,050)           (296,465)
                                                                        --------------       -------------
                                                                             7,645,387           8,986,219
                                                                        --------------       -------------
                                                                       $    10,837,282      $   12,112,244
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                                1998                1997
                                                                           --------------     --------------
Revenue:
   Rental revenue.............................................             $      337,688     $      330,636
   Interest income on mortgage loan investments...............                     69,496             67,757
   Interest income on mortgage loan investments -
     affiliate.................................................                   108,214             15,137
   Other interest income.......................................                    22,163             37,053
                                                                            -------------      -------------
     Total revenue.............................................                   537,561            450,583
                                                                            -------------      -------------

Expenses:
   Interest....................................................                    61,304             62,131
   Depreciation................................................                    59,445             85,587
   Property taxes..............................................                    36,892             44,419
   Personnel costs.............................................                    40,797             41,862
   Utilities...................................................                    20,225             19,616
   Repairs and maintenance.....................................                    28,876             49,826
   Property management fees - affiliates.......................                    14,994             16,226
   Other property operating expenses...........................                    20,709             28,033
   General and administrative..................................                    48,435             34,784
   General and administrative - affiliates.....................                    64,400             64,757
                                                                            -------------      -------------
     Total expenses............................................                   396,077            447,241
                                                                            -------------      -------------

Net income.....................................................            $      141,484     $        3,342
                                                                            =============      =============


Net income allocable to limited partners.......................            $      140,069     $        3,309
Net income allocable to General Partner........................                     1,415                 33
                                                                            -------------      -------------
Net income.....................................................            $      141,484     $        3,342
                                                                            =============      =============


Net income per limited partnership unit........................            $         2.83     $          .07
                                                                            =============      =============

Distributions per limited partnership unit.....................            $        29.94     $        15.15
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997



                                                                                                  Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners            Equity (Deficit)
                                                 ---------------         --------------        ----------------
Balance at December 31, 1996..............       $     (318,863)         $   10,315,277        $    9,996,414

Net income................................                   33                   3,309                 3,342

Distributions to limited partners.........                    -                (749,994)             (749,994)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (318,830)         $    9,568,592        $    9,249,762
                                                  =============           =============         =============



Balance at December 31, 1997..............       $     (296,465)         $    9,282,684        $    8,986,219

Net income................................                1,415                 140,069               141,484

Distributions to limited partners.........                    -              (1,482,316)           (1,482,316)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (295,050)         $    7,940,437        $    7,645,387
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                  March 31,
                                                                -------------------------------------------
                                                                       1998                      1997
                                                                -------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................           $          364,529         $       324,076
   Cash paid to suppliers............................                     (173,329)               (229,469)
   Cash paid to affiliates...........................                      (15,262)                (78,399)
   Interest received.................................                       90,074                 105,759
   Interest received from affiliate..................                      108,131                  12,222
   Interest paid.....................................                      (55,301)                (56,473)
   Property taxes paid...............................                         (281)                   (105)
   Property taxes escrowed...........................                      (46,800)                (32,500)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      271,761                  45,111
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                       (6,021)                 (3,769)
   Collection of principal on mortgage loan
     investments.....................................                       34,465                  33,669
   Collection of principal on mortgage loan
     investments - affiliate.........................                        4,089                       -
                                                                 -----------------          --------------
Net cash provided by investing activities............                       32,533                  29,900
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (15,029)                (13,857)
   Distributions to limited partners.................                   (1,482,316)               (749,994)
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,497,345)               (763,851)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                   (1,193,051)               (688,840)

Cash and cash equivalents at beginning of
   period............................................                    1,824,293               3,188,257
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $          631,242         $     2,499,417
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                           Three Months Ended
                                                                                 March 31,
                                                                  ----------------------------------------
                                                                        1998                    1997
                                                                  ----------------         ---------------
Net income...........................................             $        141,484         $         3,342
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                       59,445                  85,587
   Amortization of deferred borrowing costs..........                        3,983                   3,737
   Amortization of discount on mortgage note
     payable.........................................                        2,122                   2,015
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (4,506)                 (3,918)
     Interest and other accounts receivable..........                       33,191                  (2,631)
     Escrow deposits.................................                      (42,735)                100,866
     Prepaid expenses and other assets...............                            -                     834
     Accounts payable and other accrued
       expenses......................................                      (18,859)                (56,549)
     Accrued property taxes..........................                       36,611                 (86,643)
     Payable to affiliates...........................                       64,132                   2,584
     Deferred revenue................................                       (1,656)                 (1,656)
     Security deposits and deferred rental
       revenue.......................................                       (1,451)                 (2,457)
                                                                   ---------------          --------------

       Total adjustments.............................                      130,277                  41,769
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        271,761         $        45,111
                                                                   ===============          ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XX, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 4.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services.

Under the terms of its partnership agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheets at March 31, 1998 and December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                    1998            1997
                                                  ---------       ----------

Property management fees.....................     $  14,994       $  16,226
Charged to general and administrative -
   affiliates:
   Partnership administration................        25,167           26,579
   Asset management fee......................        39,233           38,178
                                                   --------        ---------
                                                  $  79,394       $   80,983
                                                   ========        =========

Payable to affiliates at March 31, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, disposition fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
-------

The Partnership's mortgage loan investments - affiliate are secured by first and second liens on Fort Meigs Plaza Shopping Center, which is owned by an affiliate of the General Partner. On April 20, 1998, Fort Meigs Plaza was sold to a non-affiliate for a gross sales price of $3.8 million. The Partnership received $3,615,354 as payment in full for both principal and interest receivable on the loans.

NOTE 6.
-------

The mortgage loan investment secured by Idlewood Nursing Home matured in February 1998. On May 1, 1998, the Partnership received $2.4 million from the borrower as payment in full for both principal and interest receivable on the loan (the actual balance of the loan is greater than the book value). Since the Partnership owns an 83% participation interest in the note, $408,000 of the $2.4 million settlement is payable to the owner of the remaining 17% of the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments; 1130 Sacramento Condominiums was sold in August 1997.

The Partnership reported net income of $141,484 for the first three months of 1998 as compared to $3,342 for the same period in 1997. Revenues in 1998 increased to $537,561 from $450,583 in 1997, while expenses were $396,077 in 1998 as compared to $447,241 in 1997.

Net cash provided by operating activities was $271,761 for the three months ended March 31, 1998. The Partnership expended $6,021 for capital improvements, made $15,029 in principal payments on its mortgage note payable and distributed $1,482,316 to the limited partners. After receiving $34,465 of principal on mortgage loan investments and $4,089 of principal on mortgage loan investments - affiliate, cash and cash equivalents totaled $631,242 at March 31, 1998, a net decrease of $1,193,051 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $86,978 for the three month period ended March 31, 1998 as compared to the same period in 1997. The increase was mainly due to an increase in interest income on mortgage loan investments - affiliate, partially offset by a decrease in other interest income, as discussed below.

In the first three months of 1998,  interest income on mortgage loan investments
- affiliates increased by $93,077 as compared to the first three months of 1997. In 1993, the Partnership acquired a second lien loan on a property owned by an affiliate. The Partnership purchased the first lien loan on this property in December 1997. The first quarter of 1997 includes interest on the second lien loan only while 1998 includes interest on both the first and second lien loans.

Other interest income decreased by $14,890 for the three month period ended March 31, 1998 as compared to the same period in 1997. The overall decrease was the result of a decrease in cash available for short-term investment in the first quarter of 1998, mainly due to the payment of distributions to limited partners.

Expenses:

Total expenses for the three month period ended March 31, 1998 decreased by $51,164 as compared to the same period in 1997. The decrease was mainly due to the sale of 1130 Sacramento Condominiums in August 1997, which incurred approximately $55,000 of expenses in the first quarter of 1997.

Depreciation expense for the three months ended March 31, 1998 decreased by $26,142 in relation to the same period in 1997. The decrease was due to 1130
Sacramento Condominiums being classified as an asset held for sale by the Partnership effective April 15, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

For the quarter ended March 31, 1998, property taxes decreased by $7,527 in relation to the comparable period in the prior year, mainly due to the sale of 1130 Sacramento in the third quarter of 1997.

Repairs and maintenance decreased by $20,950 for the first three months of 1998 as compared to the first three months of 1997. $4,355 of the decrease was attributable to 1130 Sacramento, which was sold in August 1997. The remaining decrease was due to a greater amount of turnover and expenses incurred to maintain occupancy at Sterling Springs Apartments in the first quarter of 1997.

In the first three months of 1998, other property operating expenses decreased by $7,324 as compared to the first three months of 1997. The decrease was mainly due to a $5,000 deductible paid by the Partnership in the first quarter of 1997 for a minor tenant claim settled by the Partnership's insurance carrier.

General and administrative expenses increased by $13,651 for the three months ended March 31, 1998 in relation to the comparable period in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $271,761 of cash through operating activities for the first three months of 1998 as compared to $45,111 generated during the first three months of 1997. The increase in 1998 was partially due to an increase in interest received from affiliate and a decrease in cash paid to suppliers (see discussion of changes in corresponding revenue and expense accounts, above). In addition, there was a decrease in cash paid to affiliates in 1998.

The Partnership distributed $1,482,316 and $749,994 to the limited partners during the three months ended March 31, 1998 and 1997, respectively.

Short-term liquidity:

At March 31, 1998, the Partnership  held cash and cash  equivalents of $631,242.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its remaining property.

In 1998, the operation of Sterling Springs Apartments, the Partnership's only remaining property, is expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value and competitiveness in the market. Capital improvements to the Partnership's property in 1998 are expected to be funded from operations of the property.

The mortgage loan investment secured by Idlewood Nursing Home matured in February 1998. On May 1, 1998, the Partnership received $2.4 million from the borrower as payment in full for both principal and interest receivable on the loan (the actual balance of the loan is greater than the book value). Since the Partnership owns an 83% participation interest in the note, $408,000 of the $2.4 million settlement is payable to the owner of the remaining 17% of the note.

The first and second lien mortgage loan investments - affiliate secured by Fort Meigs Plaza matured in March 1998 and September 1997, respectively. The borrowing partnership sold the property to a non-affiliate in April 1998 for $3.8 million. The Partnership received $3,615,354 as payment in full for both principal and interest receivable on the loans.

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

                           PART II. OTHER INFORMATION

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

         11.                        Statement   regarding   computation  of  Net
                                    Income per  Limited  Partnership  Unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the limited partners by the weighted average
                                    number   of   limited    partnership   units
                                    outstanding. Per unit information has been computed based on 49,512 limited partnership units outstanding in 1998 and 1997.

         27. Financial Data Schedule for the quarter ended March 31, 1998.

(b) Reports on Form 8-K. A Form 8-K with respect to Item 2 dated April 20, 1998 was filed on May 5, 1998 regarding the payoff of the Fort Meigs Plaza mortgage loan investments - affiliate and the Idlewood Nursing Home mortgage loan investment.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XX, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner


May 14, 1998                        By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                           -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        Principal Accounting Officer)