Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XX L P
filed 1998-08-14
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended       June 30, 1998
                                    --------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1998                1997
                                                                        --------------      --------------
ASSETS
-------

Real estate investments:
   Land.....................................................            $      392,000       $     392,000
   Buildings and improvements...............................                 3,903,427           3,882,558
                                                                        --------------       -------------
                                                                             4,295,427           4,274,558
   Less:  Accumulated depreciation..........................                (1,410,186)         (1,290,949)
                                                                        --------------       -------------
                                                                             2,885,241           2,983,609

Mortgage loan investments, net of allowance of
   $792,013 at December 31, 1997............................                 2,251,665           3,268,712
Mortgage loan investments - affiliate, net of allowance
   of $130,000 at December 31, 1997.........................                         -           3,600,076
Cash and cash equivalents ..................................                 6,334,552           1,824,293
Cash segregated for security deposits.......................                    26,305              27,405
Interest and other accounts receivable......................                    27,866             140,025
Escrow deposits.............................................                   107,846             162,652
Deferred borrowing costs, net of accumulated
   amortization of $68,188 and $60,222 at June 30,
   1998 and December 31, 1997, respectively.................                    93,306             101,272
Prepaid expenses and other assets...........................                     4,200               4,200
                                                                        --------------       -------------
                                                                        $   11,730,981       $  12,112,244
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................            $    2,640,692       $   2,666,814
Accounts payable and other accrued expenses.................                    35,167              61,994
Accrued property taxes......................................                    77,938             137,050
Payable to affiliates.......................................                   288,409             203,444
Deferred revenue............................................                     3,863              27,229
Security deposits and deferred rental revenue...............                    27,840              29,494
                                                                        --------------       -------------
                                                                             3,073,909           3,126,025
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners  - 60,000 limited partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at June 30, 1998 and
     December 31, 1997......................................                 8,942,005           9,282,684
   General Partner..........................................                  (284,933)           (296,465)
                                                                        --------------       -------------
                                                                             8,657,072           8,986,219
                                                                        --------------       -------------
                                                                        $   11,730,981       $  12,112,244
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                    -----------------------   -----------------------
                                       1998         1997         1998         1997
                                    ----------   ----------   ----------   ----------
Revenue:
   Rental revenue ...............   $  309,192   $  327,275   $  646,880   $  657,911
   Interest income on mortgage
    loan investments ............       69,284       62,495      138,780      130,252
   Interest income on mortgage
    loan investments - affiliate             -       15,305      108,214       30,442
   Other interest income ........       62,949       32,747       85,112       69,800
   Gain on extinguishment of
    mortgage loan investment ....    1,025,833            -    1,025,833            -
                                    ----------   ----------   ----------   ----------
      Total revenue .............    1,467,258      437,822    2,004,819      888,405
                                    ----------   ----------   ----------   ----------

Expenses:
   Interest .....................       60,994       61,844      122,298      123,975
   Depreciation .................       59,792       59,437      119,237      145,024
   Property taxes ...............       41,046       44,820       77,938       89,239
   Personnel costs ..............       33,277       35,600       74,074       77,462
   Utilities ....................       19,950       20,023       40,175       39,639
   Repairs and maintenance ......       28,402       19,482       57,278       69,308
   Property management
    fees - affiliates ...........       15,038       16,597       30,032       32,823
   Other property operating
    expenses ....................       15,583       18,241       36,292       46,274
   General and administrative ...      114,765       21,680      163,200       56,464
   General and administrative -
    affiliates ..................       66,726       67,178      131,126      131,935
                                    ----------   ----------   ----------   ----------
      Total expenses ............      455,573      364,902      851,650      812,143
                                    ----------   ----------   ----------   ----------

Net income ......................   $1,011,685   $   72,920   $1,153,169   $   76,262
                                    ==========   ==========   ==========   ==========

Net income allocable
   to limited partners ..........   $1,001,568   $   72,190   $1,141,637   $   75,499
Net income allocable
   to General Partner ...........       10,117          730       11,532          763
                                    ----------   ----------   ----------   ----------
Net income ......................   $1,011,685   $   72,920   $1,153,169   $   76,262
                                    ==========   ==========   ==========   ==========

Net income per limited
   partnership unit .............   $    20.23   $     1.46   $    23.06   $     1.52
                                    ==========   ==========   ==========   ==========

Distributions per limited
   partnership unit .............   $        -   $        -   $    29.94   $    15.15
                                    ==========   ==========   ==========   ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                                   Total
                                                     General                 Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                  --------------          --------------       ----------------
Balance at December 31, 1996..............        $    (318,863)          $  10,315,277         $   9,996,414

Net income................................                  763                  75,499                76,262

Distributions to limited partners.........                    -                (749,994)             (749,994)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................        $    (318,100)          $   9,640,782         $   9,322,682
                                                  =============           =============         =============



Balance at December 31, 1997..............        $    (296,465)          $   9,282,684         $   8,986,219

Net income................................               11,532               1,141,637             1,153,169

Distributions to limited partners.........                    -              (1,482,316)           (1,482,316)
                                                  -------------           -------------         -------------

Balance at June 30, 1998..................        $    (284,933)          $   8,942,005         $   8,657,072
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                          Six Months Ended
                                                               June 30,
                                                    ---------------------------
                                                        1998          1997
                                                    ------------   ------------

Cash flows from operating activities:
   Cash received from tenants ...................   $   682,464    $   674,778
   Cash paid to suppliers .......................      (399,169)      (361,511)
   Cash paid to affiliates ......................       (76,193)      (192,710)
   Interest received ............................       220,723        207,023
   Interest received from affiliate .............       184,958         24,443
   Interest paid ................................      (110,294)      (112,663)
   Property taxes paid ..........................          (281)       (19,644)
   Property taxes escrowed ......................       (81,300)       (61,600)
                                                    -----------    -----------
Net cash provided by operating activities .......       420,908        158,116
                                                    -----------    -----------

Cash flows from investing activities:
   Additions to real estate investments .........       (20,869)       (43,923)
   Collection of principal on mortgage loan
     investments ................................        50,880         67,528
   Proceeds from payoff of mortgage loan
     investment .................................     1,992,000              -
   Collection of principal on mortgage loan
     investments - affiliate ....................         9,126              -
   Proceeds from payoff of mortgage loan
     investments - affiliate ....................     3,570,896              -
                                                    -----------    -----------
Net cash provided by investing activities .......     5,602,033         23,605
                                                    -----------    -----------

Cash flows from financing activities:
   Principal payments on mortgage note payable...       (30,366)       (27,996)
   Distributions to limited partners ............    (1,482,316)      (749,994)
                                                    -----------    -----------
Net cash used in financing activities ...........    (1,512,682)      (777,990)
                                                    -----------    -----------

Net increase (decrease) in cash and cash
    equivalents .................................     4,510,259       (596,269)

Cash and cash equivalents at beginning of
   period .......................................     1,824,293      3,188,257
                                                    -----------    -----------

Cash and cash equivalents at end of period ......   $ 6,334,552    $ 2,591,988
                                                    ===========    ===========


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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                       Six Months Ended
                                                            June 30,
                                                  --------------------------
                                                      1998          1997
                                                  -----------    -----------
Net income ....................................   $ 1,153,169    $    76,262
                                                  -----------    -----------

Adjustments to reconcile net income to net cash
   provided  by  operating  activities:
   Depreciation ...............................       119,237        145,024
   Amortization of deferred borrowing costs ...         7,966          7,473
   Amortization of discount on mortgage note
     payable ..................................         4,244          4,029
   Gain on extinguishment of mortgage
     loan investment ..........................    (1,025,833)             -
   Changes in assets and liabilities:
     Cash segregated for security deposits ....         1,100         17,776
     Interest and other accounts receivable ...       112,159          2,159
     Escrow deposits ..........................        54,806         59,688
     Prepaid expenses and other assets ........             -         (2,313)
     Accounts payable and other accrued
       expenses ...............................       (26,827)       (57,219)
     Accrued property taxes ...................       (59,112)       (61,362)
     Payable to affiliates ....................        84,965        (27,952)
     Deferred revenue .........................        (3,312)        (3,312)
     Security deposits and deferred rental
       revenue ................................        (1,654)        (2,137)
                                                  -----------    -----------

       Total adjustments ......................      (732,261)        81,854
                                                  -----------    -----------

Net cash provided by operating activities .....   $   420,908    $   158,116
                                                  ===========    ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

NOTE 1.
-------

McNeil Real Estate Fund XX, L.P. (the "Partnership"), formerly known as Southmark Income Investors, Ltd., was organized on July 19, 1984 as a limited partnership under the provisions of the California Revised Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheets at June 30, 1998 and December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                               Six Months Ended
                                                   June 30,
                                            ---------------------
                                               1998        1997

Property management fees ..............     $ 30,032     $ 32,823
Charged to general and administrative -
   affiliates:
   Partnership administration .........       55,101       55,744
   Asset management fee ...............       76,025       76,191
                                            --------     --------
                                            $161,158     $164,758
                                            ========     ========

Payable to affiliates at June 30, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, disposition fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
-------

The Partnership's mortgage loan investments - affiliate were secured by first and second liens on Fort Meigs Plaza Shopping Center, which was owned by an affiliate of the General Partner. On April 20, 1998, Fort Meigs Plaza was sold to a non-affiliate for a gross sales price of $3.8 million. The Partnership received $3,615,353 as payment in full for both principal and interest receivable on the loans, which represents the available cash proceeds from the sale of the property.

NOTE 6.
-------

The mortgage loan investment secured by Idlewood Nursing Home matured in February 1998. On May 1, 1998, the Partnership received $2.4 million from the borrower as payment in full for both principal and interest receivable on the loan (the actual balance of the loan was greater than the book value). Since the Partnership owned an 83% participation interest in the note, $408,000 of the $2.4 million settlement was paid to the owner of the remaining 17% of the note. As a result of this transaction, the Partnership recognized a $1,025,833 gain on extinguishment of mortgage loan investment, which represents the net cash received in excess of the book value of the loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments; 1130 Sacramento Condominiums was sold in August 1997.

The Partnership reported net income of $1,153,169 for the first six months of 1998 as compared to $76,262 for the same period in 1997. Revenues in 1998 increased to $2,004,819 from $888,405 in 1997, while expenses were $851,650 in 1998 as compared to $812,143 in 1997.

Net cash provided by operating activities was $420,908 for the six months ended June 30, 1998. The Partnership expended $20,869 for capital improvements, made $30,366 in principal payments on its mortgage note payable and distributed $1,482,316 to the limited partners. After receiving a total of $5,622,902 of principal on mortgage loan investments and mortgage loan investments - affiliate, cash and cash equivalents totaled $6,334,552 at June 30, 1998, a net increase of $4,510,259 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $1,029,436 and $1,116,414 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to a gain on extinguishment of mortgage loan investment, as discussed below.

In 1993, the Partnership acquired a second lien loan on a property owned by an affiliate. The Partnership purchased the first lien loan on this property in December 1997. Both loans were repaid by the borrower in April 1998. Interest income on mortgage loan investments - affiliate decreased by $15,305 and increased by $77,772 for the three and six month ended June 30, 1998, respectively, as compared to the same periods in 1997. The overall increase was due to the first six months of 1997 including interest on the second lien loan only. 1998 includes interest on both the first and second lien loans. The decrease in the second quarter was due to both of the loans being repaid in April 1998.

The first and second quarters of 1997 include interest on the second lien loan only. The first quarter of 1998 includes interest on both the first and second lien loans. No interest income related to these loans was recorded in the second quarter of 1998 as it was determined to be uncollectible.

Other interest income increased by $30,202 and $15,312 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was the result of an increase in cash available for short-term investment in the second quarter of 1998 due to payoff of the Idlewood Nursing Home mortgage loan investment and the Fort Meigs Plaza mortgage loan investments - affiliate.

In the second quarter of 1998, the Partnership recognized a $1,025,833 gain on extinguishment of mortgage loan investment related to the payoff of the Idlewood Nursing Home loan. The gain represents the cash payoff received in excess of the book value of the mortgage loan investment. No such gain was recognized in the first six months of 1997.

Expenses:

Total expenses for the three and six month periods ended June 30, 1998 increased by $90,671 and $39,507, respectively, as compared to the same periods in 1997. The increase was mainly due to an increase in general and administrative expenses, partially offset by decreases in depreciation, property taxes, repairs and maintenance and other property operating expenses, as discussed below.

Depreciation expense for the three and six months ended June 30, 1998 increased by $355 and decreased by $25,787, respectively, in relation to the same periods in 1997. The overall decrease was due to 1130 Sacramento Condominiums being classified as an asset held for sale by the Partnership effective April 15, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

Property taxes decreased by $3,774 and $11,301 for the three and six month periods ended June 30, 1998, respectively, in relation to the same periods in 1997, mainly due to the sale of 1130 Sacramento in the third quarter of 1997.

Repairs and maintenance expense increased by $8,920 for the three months and decreased by $12,030 for the six months ended June 30, 1998 as compared to the same periods in 1997. The overall decrease was mainly attributable to 1130 Sacramento, which was sold in August 1997. This decrease was partially offset by an increase in costs incurred to maintain the appearance of Sterling Springs Apartments in the second quarter of 1998 in an effort to increase occupancy.

In the three and six months ended June 30, 1998, other property operating expenses decreased by $2,658 and $9,982, respectively, as compared to the same periods in 1997. The decrease was mainly due to a $5,000 deductible paid by the Partnership in the first quarter of 1997 for a minor tenant claim settled by the Partnership's insurance carrier.

General and administrative expenses increased by $93,085 and $106,736 for the three and six months ended June 30, 1998, respectively, in relation to the same periods in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $420,908 of cash through operating activities for the first six months of 1998 as compared to $158,116 generated during the first six months of 1997. The increase in 1998 was partially due to an increase in interest received from an affiliate relating to the Fort Meigs Plaza loan (see discussion of increase in interest income on mortgage loan investments - affiliate, above). In addition, there was a decrease in cash paid to affiliates in 1998.

In May 1998, the Partnership received a net $1,992,000 from the borrower as payment in full for both principal and interest receivable on its 83% participation interest in the Idlewood Nursing Home mortgage loan investment.

In April 1998, the Partnership received $3,570,896 to payoff the principal balance of the Fort Meigs Plaza mortgage loan investments - affiliate.

The Partnership distributed $1,482,316 and $749,994 to the limited partners during the six months ended June 30, 1998 and 1997, respectively. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.

Short-term liquidity:

At June 30, 1998, the Partnership  held cash and cash equivalents of $6,334,552.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its remaining property.

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

The mortgage loan investment secured by Idlewood Nursing Home matured in February 1998. On May 1, 1998, the Partnership received $2.4 million from the borrower as payment in full for both principal and interest receivable on the loan (the actual balance of the loan was greater than the book value). Since the Partnership owned an 83% participation interest in the note, $408,000 of the $2.4 million settlement was paid to the owner of the remaining 17% of the note.

The first and second lien mortgage loan investments - affiliate secured by Fort Meigs Plaza matured in March 1998 and September 1997, respectively. The borrowing partnership sold the property to a non-affiliate in April 1998 for $3.8 million. The Partnership received $3,615,353 as payment in full for both principal and interest receivable on the loans.

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

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on the Partnership's property except where improvements are expected to increase the competitiveness and marketability of the property, arranging financing from affiliates or the ultimate sale of the property.

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, collect payments on its mortgage loan investment and respond to changing economic and competitive factors.

Other Information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at its property. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Document Description
         --------                   ---------------------

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

         27. Financial Data Schedule for the quarter ended June 30, 1998.

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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XX, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner


August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)