Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XX L P
filed 1998-11-16
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended         September 30, 1998
                                      ------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-14007
                           -----------



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



             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code        (972) 448-5800
                                                    ----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  ---------------------

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                             1998                 1997
                                                                         -------------        ------------

ASSETS
------

Real estate investments:
   Land .........................................................        $    392,000         $    392,000
   Buildings and improvements ...................................           3,930,435            3,882,558
                                                                         ------------         ------------
                                                                            4,322,435            4,274,558
   Less:  Accumulated depreciation ..............................          (1,467,812)          (1,290,949)
                                                                         ------------         ------------
                                                                            2,854,623            2,983,609

Mortgage loan investments, net of allowance of
   $792,013 at December 31, 1997 ................................                  --            3,268,712
Mortgage loan investments - affiliate, net of allowance
   of $130,000 at December 31, 1997 .............................                  --            3,600,076
Cash and cash equivalents .......................................           3,026,759            1,824,293
Cash segregated for security deposits ...........................              25,491               27,405
Interest and other accounts receivable ..........................               5,963              140,025
Escrow deposits .................................................             138,445              162,652
Deferred borrowing costs, net of accumulated
   amortization of $72,171 and $60,222 at September 30,
   1998 and December 31, 1997, respectively .....................              89,323              101,272
Prepaid expenses and other assets ...............................               4,200                4,200
                                                                         ------------         ------------
                                                                         $  6,144,804         $ 12,112,244
                                                                         ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ......................................        $  2,627,163         $  2,666,814
Accounts payable and other accrued expenses .....................              43,300               61,994
Accrued property taxes ..........................................             118,985              137,050
Payable to affiliates ...........................................             319,178              203,444
Deferred revenue ................................................                  --               27,229
Security deposits and deferred rental revenue ...................              29,061               29,494
                                                                         ------------         ------------
                                                                            3,137,687            3,126,025
                                                                         ------------         ------------

Partners' equity (deficit):
   Limited partners - 60,000 limited partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at September 30, 1998 and
     December 31, 1997 ..........................................           3,291,047            9,282,684
   General Partner ..............................................            (283,930)            (296,465)
                                                                         ------------         ------------
                                                                            3,007,117            8,986,219
                                                                         ------------         ------------
                                                                         $  6,144,804         $ 12,112,244
                                                                         ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                 ----------------------------        -----------------------------
                                                     1998              1997             1998               1997
                                                 ----------        ----------        ----------        -----------

Revenue:
   Rental revenue .......................        $  320,966        $  308,473        $  967,846        $  966,384
   Interest income on mortgage
     loan investments ...................            42,092            80,065           180,872           210,317
   Interest income on mortgage
     loan investments - affiliate........                --            15,473           108,214            45,915
   Other interest income ................            93,607            50,624           178,719           120,424
   Gain on extinguishment of
     mortgage loan investment ...........                --                --         1,025,833                --
   Gain on disposition of real
     estate .............................                --         1,962,280                --         1,962,280
                                                 ----------        ----------        ----------        ----------
     Total revenue ......................           456,665         2,416,915         2,461,484         3,305,320
                                                 ----------        ----------        ----------        ----------

Expenses:
   Interest .............................            60,677            61,553           182,975           185,528
   Depreciation .........................            57,626            33,287           176,863           178,311
   Property taxes .......................            41,046            39,406           118,984           128,645
   Personnel costs ......................            37,242            38,539           111,316           116,001
   Utilities ............................            23,175            22,647            63,350            62,286
   Repairs and maintenance ..............            30,005            33,783            87,283           103,091
   Property management
     fees - affiliates ..................            15,944            14,944            45,976            47,767
   Other property operating
     expenses ...........................            20,835            26,610            57,127            72,884
   General and administrative ...........            39,384            25,749           202,584            82,213
   General and administrative -
     affiliates .........................            30,412            73,197           161,538           205,132
                                                 ----------        ----------        ----------        ----------
     Total expenses .....................           356,346           369,715         1,207,996         1,181,858
                                                 ----------        ----------        ----------        ----------

Net income ..............................        $  100,319        $2,047,200        $1,253,488        $2,123,462
                                                 ==========        ==========        ==========        ==========

Net income allocable
   to limited partners ..................        $   99,316        $2,026,728        $1,240,953        $2,102,227
Net income allocable
   to General Partner ...................             1,003            20,472            12,535            21,235
                                                 ----------        ----------        ----------        ----------
Net income ..............................        $  100,319        $2,047,200        $1,253,488        $2,123,462
                                                 ==========        ==========        ==========        ==========

Net income per limited
   partnership unit .....................        $     2.00        $    40.94        $    25.06        $    42.46
                                                 ==========        ==========        ==========        ==========

Distributions per limited
   partnership unit .....................        $   116.14        $    50.49        $   146.08        $    65.64
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                              Total
                                                   General               Limited             Partners'
                                                   Partner              Partners          Equity (Deficit)
                                                 -------------        ------------        ----------------
Balance at December 31, 1996 ............        $   (318,863)        $ 10,315,277         $  9,996,414

Net income ..............................              21,235            2,102,227            2,123,462

Distributions to limited partners........                  --           (3,249,987)          (3,249,987)
                                                 ------------         ------------         ------------

Balance at September 30, 1997 ...........        $   (297,628)        $  9,167,517         $  8,869,889
                                                 ============         ============         ============



Balance at December 31, 1997 ............        $   (296,465)        $  9,282,684         $  8,986,219

Net income ..............................              12,535            1,240,953            1,253,488

Distributions to limited partners .......                  --           (7,232,590)          (7,232,590)
                                                 ------------         ------------         ------------

Balance at September 30, 1998 ...........        $   (283,930)        $  3,291,047         $  3,007,117
                                                 ============         ============         ============





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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Nine Months Ended
                                                                         September 30,
                                                              --------------------------------
                                                                  1998                 1997
                                                              ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ........................        $ 1,006,444         $   973,198
   Cash paid to suppliers ............................           (539,235)           (485,988)
   Cash paid to affiliates ...........................            (91,780)           (272,644)
   Interest received .................................            375,076             325,966
   Interest received from affiliate ..................            184,958              36,665
   Interest paid .....................................           (165,000)           (168,562)
   Property taxes paid ...............................               (280)            (24,100)
   Property taxes escrowed ...........................           (115,800)            (97,044)
                                                              -----------         -----------
Net cash provided by operating activities ............            654,383             287,491
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..............            (47,877)           (157,761)
   Collection of principal on mortgage loan
     investments .....................................             53,364             101,584
   Proceeds from payoff of mortgage loan
     investments .....................................          4,241,181                  --
   Collection of principal on mortgage loan
     investments - affiliate .........................              9,126                  --
   Proceeds from payoff of mortgage loan
     investments - affiliate .........................          3,570,896                  --
   Proceeds from disposition of real estate ..........                 --           4,493,834
                                                              -----------         -----------
Net cash provided by investing activities ............          7,826,690           4,437,657
                                                              -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note payable........            (46,017)            (42,427)
   Distributions to limited partners .................         (7,232,590)         (3,249,987)
                                                              -----------         -----------
Net cash used in financing activities ................         (7,278,607)         (3,292,414)
                                                              -----------         -----------

Net increase in cash and cash  equivalents ...........          1,202,466           1,432,734

Cash and cash equivalents at beginning of
   period ............................................          1,824,293           3,188,257
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 3,026,759         $ 4,620,991
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                    Nine Months Ended
                                                                       September 30,
                                                               -------------------------------

                                                                  1998                1997
                                                               -----------         -----------

Net income ............................................        $ 1,253,488         $ 2,123,462
                                                               -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation .......................................            176,863             178,311
   Amortization of deferred borrowing costs ...........             11,949              11,210
   Amortization of discount on mortgage note
     payable ..........................................              6,366               6,044
   Gain on extinguishment of mortgage
     loan investment ..................................         (1,025,833)                 --
   Gain on disposition of real estate .................                 --          (1,962,280)
   Disposition fee payable to affiliate ...............                 --            (124,500)
   Changes in assets and liabilities:
     Cash segregated for security deposits ............              1,914              24,729
     Interest and other accounts receivable ...........            134,062             (14,365)
     Escrow deposits ..................................             24,207              33,261
     Prepaid expenses and other assets ................                 --                 834
     Accounts payable and other accrued
       expenses .......................................            (18,694)            (46,616)
     Accrued property taxes ...........................            (18,065)            (26,412)
     Payable to affiliates ............................            115,734             104,755
     Deferred revenue .................................             (7,175)             (4,968)
     Security deposits and deferred rental
       revenue ........................................               (433)            (15,974)
                                                               -----------         -----------

       Total adjustments ..............................           (599,105)         (1,835,971)
                                                               -----------         -----------

Net cash provided by operating activities .............        $   654,383         $   287,491
                                                               ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Under the terms of its partnership agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheets at September 30, 1998 and December 31, 1997.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property, (ii) a value of $10,000 per apartment unit or (iii) on 1130 Sacramento, the net book value of the property is used to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $116,983 and $36,633 were outstanding at September 30, 1998 and December 31, 1997, respectively.


Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                              Nine Months Ended
                                                                 September 30,
                                                           ---------------------
                                                              1998        1997
                                                           --------     --------

Property management fees ..........................        $ 45,976     $ 47,767
Charged to gain on disposition of real estate:
   Disposition fees ...............................              --      124,500
Charged to general and administrative -
   affiliates:
   Partnership administration .....................          81,188       83,087
   Asset management fee ...........................          80,350      122,045
                                                           --------     --------
                                                           $207,514     $377,399
                                                           ========     ========

Payable to affiliates at September 30, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, disposition fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

NOTE 5.
-------

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

NOTE 6.
-------

On August 20, 1998, the Partnership received $2,541,572 as payment in full for both principal and interest receivable on the mortgage loan investment secured by Lakeland Nursing Home. Since the Partnership owned a 90% participation interest in the note, $254,157 of the payoff was paid to the owner of the remaining 10% of the note.

NOTE 7.
-------

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums, located in San Francisco, California, to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. Cash proceeds and the gain on disposition of real estate are detailed below:

                                                    Gain on Sale   Cash Proceeds
                                                    ------------   -------------

     Cash sales price.........................      $ 4,700,000     $ 4,700,000
     Selling costs............................         (330,666)       (206,166)
                                                                    -----------

     Net cash proceeds........................                      $ 4,493,834
                                                                    ===========

     Carrying value...........................       (2,407,054)
                                                    -----------

     Gain on disposition of real estate.......      $ 1,962,280
                                                    ===========

As discussed in Note 3, the Partnership incurred a $124,500 disposition fee payable to an affiliate of the General Partner in connection with the sale of 1130 Sacramento. This fee reduced the amount of the gain on disposition of real estate and is included in selling costs above. However, as the fee has not yet been paid, it did not reduce the amount of net cash proceeds from the sale. The net cash proceeds from the sale of 1130 Sacramento will be $4,369,334 after payment of the disposition fee.

NOTE 8.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments. 1130 Sacramento Condominiums was sold in August 1997. The Partnership's mortgage loan investments - affiliate secured by Fort Meigs Plaza were repaid in April 1998. The Partnerships two mortgage loan investments secured by Idlewood Nursing Home and Lakeland Nursing Home were repaid in May 1998 and August 1998, respectively.

The Partnership reported net income of $1,253,488 for the first nine months of 1998 as compared to $2,123,462 for the same period in 1997. Revenues in 1998 decreased to $2,461,484 from $3,305,320 in 1997, while expenses were $1,207,996 in 1998 as compared to $1,181,858 in 1997.

Net cash provided by operating activities was $654,383 for the nine months ended September 30, 1998. The Partnership expended $47,877 for capital improvements, made $46,017 in principal payments on its mortgage note payable and distributed $7,232,590 to the limited partners. After receiving a total of $7,874,567 in principal on mortgage loan investments and mortgage loan investments - affiliate, cash and cash equivalents totaled $3,026,759 at September 30, 1998, a net increase of $1,202,466 from the balance at December 31, 1997.

RESULTS OF OPERATIONS

Revenue:

Total revenue decreased by $1,960,250 and $843,836 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The decrease was mainly due to a gain on disposition of real estate recognized in 1997, partially offset by a gain on extinguishment of mortgage loan investment in 1998, as discussed below.

Interest income on mortgage loan investments for the three and nine months ended September 30, 1998 decreased by $37,973 and $29,445, respectively, in relation to the comparable periods in 1997. The decrease was due to the Lakeland Nursing Home mortgage loan investment being paid off by the borrower in August 1998. Although the Idlewood Nursing Home mortgage loan investment was also paid off in 1998, no interest was accrued on this loan in 1998 or 1997.

In 1993, the Partnership acquired a second lien loan on a property owned by an affiliate. The Partnership purchased the first lien loan on this property in December 1997. Both loans were repaid by the affiliate borrower in April 1998. Interest income on mortgage loan investments - affiliate decreased by $15,473 and increased by $62,299 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The overall increase was due to the first nine months of 1997 including interest on the second lien loan only. 1998 includes interest on both the first and second lien loans. The decrease for the quarter was due to both of the loans being repaid in April 1998.

Other interest income increased by $42,983 and $58,295 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase was the result of an increase in cash available for short-term investment due to payoff of the Partnership's mortgage loan investments and mortgage loan investments - affiliate during the second and third quarters of 1998.

In the second quarter of 1998, the Partnership recognized a $1,025,833 gain on extinguishment of mortgage loan investment related to the payoff of the Idlewood Nursing Home loan. The gain represents the cash payoff received in excess of the book value of the mortgage loan investment.

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. The Partnership recognized a gain on disposition of real estate of $1,962,280 as more fully discussed in Item 1, Note 7.

Expenses:

Total expenses for the three months decreased by $13,369 and increased by $26,138 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The increase was mainly due to an increase in general and administrative expenses, partially offset by decreases in repairs and maintenance, other property operating expenses and general and administrative - affiliates, as discussed below.

Repairs and maintenance expense decreased by $3,778 and $15,808 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The overall decrease was mainly attributable to 1130 Sacramento, which was sold in August 1997.

In the three and nine months ended September 30, 1998, other property operating expenses decreased by $5,775 and $15,757, respectively, as compared to the same periods in 1997. The decrease was mainly due to a $10,000 deductible paid by the Partnership in 1997 for two minor tenant claims settled by the Partnership's insurance carrier. The remaining decrease was attributable to 1130 Sacramento, which was sold in August 1997.

General and administrative expenses increased by $13,635 and $120,371 for the three and nine months ended September 30, 1998, respectively, in relation to the same periods in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses - affiliates decreased by $42,785 and $43,594 for the three and nine months ended September 30, 1998, respectively, in relation to the same periods in 1997. The decrease was due to a decline in the tangible asset value of the Partnership, on which the fees are based, due to the payoff of the Partnership's mortgage loan investments and mortgage loan investments - affiliate in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $654,383 of cash through operating activities for the first nine months of 1998 as compared to $287,491 generated during the first nine months of 1997. The increase in 1998 was partially due to an increase in interest received from an affiliate relating to the Fort Meigs Plaza loan (see discussion of increase in interest income on mortgage loan investments - affiliate, above). In addition, there was a decrease in cash paid to affiliates in 1998.

The Partnership expended $47,877 and $157,761 for additions to its real estate investments in the nine months ended September 30, 1998 and 1997, respectively. Approximately $30,000 of the decrease in 1998 was attributable to 1130 Sacramento, which was sold in August 1997. In addition, there was a greater amount spent in 1997 for exterior carpentry and painting at Sterling Springs Apartments.

In the first nine months of 1998 and 1997, the Partnership collected $53,364 and $101,584, respectively, of principal in mortgage loan investments. The decrease in 1998 was due to the payoff of the Idlewood Nursing Home loan in May 1998 and the Lakeland Nursing Home loan in August 1998.

In May 1998, the Partnership received a net total of $4,241,181 as repayment in full of the Partnership's mortgage loan investments. $1,992,000 was received in May 1998 to payoff the Idlewood Nursing Home loan and $2,249,181 was received in August 1998 to payoff the Lakeland Nursing Home loan.

In April 1998, the Partnership received $3,570,896 to payoff the principal balance of the Fort Meigs Plaza mortgage loan investments - affiliate.

The Partnership received net proceeds from the sale of 1130 Sacramento of $4,493,834 in August 1997.

The Partnership distributed $7,232,590 and $3,249,987 to the limited partners during the nine months ended September 30, 1998 and 1997, respectively.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $3,026,759. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its remaining property.

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

On August 20, 1998, the Partnership received $2,541,572 as payment in full for both principal and interest receivable on the mortgage loan investment secured by Lakeland Nursing Home. Since the Partnership owned a 90% participation interest in the note, $254,157 of the payoff was paid to the owner of the remaining 10% of the note.

The first and second lien mortgage loan investments - affiliate secured by Fort Meigs Plaza matured in March 1998 and September 1997, respectively. The borrowing partnership sold the property to a non-affiliate in April 1998 for $3.8 million. The Partnership received $3,615,353 as payment in full for both principal and interest receivable on the loans.

For 1998, management expects that cash from operations of its property, along with the present balance of cash and cash equivalents held, will allow the Partnership to meet its obligations as they come due.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, collect payments on its mortgage loan investment and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1998.

(b) Reports on Form 8-K. A Form 8-K with respect to Item 2 dated August 20, 1998 was filed on August 25, 1998 regarding the payoff of the Lakeland Nursing Home mortgage loan investment.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XX, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner


November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)