Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XX L P
filed 1999-03-31
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended              December 31, 1998
                                  ----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

49,507.5 of the registrant's 49,512 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

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

On September 28, 1984, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-92376) and commenced a public offering for the sale of $30,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 27, 1985, with 49,528 Units sold at $500 each, or gross proceeds (net of discounts of $57,546) of $24,706,454 to the Partnership. In 1994 and 1993, 12 and 4 Units were relinquished, respectively, leaving 49,512 Units outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership has been engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of revenue-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs Apartments) in settlement of the related mortgage loan. In September 1991, the Partnership foreclosed on Holiday Inn - Jacksonville (renamed Cherokee
Inn) in partial settlement of the related mortgage loan and later sold the property in January 1993. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan and later sold the property in August 1997. In 1998, the Partnership's mortgage loan investments secured by Idlewood and Lakeland nursing homes and the Partnership's mortgage loan investments affiliate secured by Fort Meigs Plaza were repaid in full by the respective borrowers. At December 31, 1998, the Partnership operated one revenue-producing property as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate acquired through foreclosure, the Partnership is subject to certain of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the Partnership, including losses from operations and foreclosure of the Partnership's property, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of the competitive conditions at the Partnership's property.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership ("High River"), a Delaware limited partnership controlled by Carl C. Icahn, announced that it had commenced an unsolicited tender to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $100 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $170.38 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased 13.1% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2. PROPERTY
------- --------

The following table sets forth the real estate investment of the Partnership at December 31, 1998. The buildings and the land on which the property is located are owned by the Partnership in fee, subject to a first lien deed of trust as set forth more fully in Item 8 - Note 7 - "Mortgage Note Payable." See also Item 8 - Note 4 - "Real Estate Investment" and Schedule III - Real Estate Investment and Accumulated Depreciation. In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis                              1998           Date
Property              Description          of Property           Debt        Property Taxes     Acquired
--------              -----------          -----------           ----        --------------     --------

Sterling Springs      Apartments
Austin, TX            172 units            $ 2,848,199       $ 2,613,312       $ 142,490          7/90
                                            ==========        ==========        ========

Sterling Springs Apartments is owned by Sterling Springs Fund XX Limited Partnership, which is wholly-owned by the Partnership.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  -------

Sterling Springs
   Occupancy Rate............            97%              97%            91%            99%             95%
   Rent Per Square Foot......          $9.94            $9.50          $9.28          $9.10           $8.37

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Sterling Springs
----------------

Sterling Springs is a 172-unit garden-style apartment community located in the southwest area of Austin, Texas. A large number of competing apartment units were built over the past several years. Additional construction is projected for 1999, including a 440-unit community directly across the street from the property. Sterling Springs' occupancy rate and rental rates are competitive with apartment communities in the area, however occupancy rates are expected to decline in 1999 as more apartment communities are built. The Partnership anticipates average occupancy will be in the low to mid 90% range in 1999 by upgrading vacant units and offering discounts and concessions to attract and maintain tenants.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)        Title of Class                    Number of Record Unit Holders

           Limited partnership units         4,185 as of February 1, 1999

(C) In 1998, the Partnership distributed $7,232,590 to the limited partners, $5,562,896 of which was cash proceeds from the payoff of the Idlewood Nursing Home mortgage loan investment and the Fort Meigs Plaza mortgage loan investment - affiliate. The remaining $1,669,694 was cash from operations. The Partnership distributed $3,249,987 to the limited partners in 1997, of which $1,750,000 was cash proceeds from the sale of 1130 Sacramento Condominiums and the remaining $1,499,987 was cash from operations. No distributions were paid to the General Partner in 1998 or 1997. During the last week of March 1999, the Partnership distributed approximately $1,500,200 to the limited partners of record as of March 1, 1999. See Item 7 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


Statements of                                             Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   1,290,193  $   1,279,458    $  1,413,050  $   1,405,346  $   1,172,233
Interest income..............             516,148        539,573         524,791        568,970        591,791
Gain on extinguishment of
   mortgage loan
   investment................           1,025,833              -               -              -              -
Gain on disposition of real
   estate ...................                   -      1,962,280               -              -              -
Net income...................           1,258,637      2,239,792         116,736         64,116         88,909

Net income per limited
   partnership unit..........       $       25.17  $       44.78    $       2.33  $        1.28  $        1.78
                                     ============   ============     ===========   ============   ============

Distributions per limited
   partnership unit..........       $      146.08  $       65.64    $      24.24  $        5.05  $        5.05
                                     ============   ============     ===========   ============   ============


                                                              As of December 31,
Balance Sheets                           1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  -------------

Real estate investments, net...     $   2,848,199  $   2,983,609  $    5,457,587  $   5,726,377  $   5,938,194
Mortgage loan investments,
   net.........................                 -      6,868,788       4,138,453      4,271,336      4,418,306
Total assets...................         6,225,467     12,112,244      13,189,106     14,345,949     14,484,111
Mortgage note payable, net.....         2,613,312      2,666,814       2,715,909      2,760,961      2,802,303
Partners' equity...............         3,012,266      8,986,219       9,996,414     11,079,628     11,265,513


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. In May 1993, the Partnership foreclosed on 1130
Sacramento Condominiums in settlement of the mortgage loan secured by the property and later sold the property in August 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
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

In August 1992, pursuant to a lawsuit settlement, a mortgage loan investment, which was secured by a property owned by an affiliate of the General Partner, was transferred to the Partnership. In June 1993, a new loan agreement was executed; and the affiliate substituted a second lien on another of its properties, Fort Meigs Plaza Shopping Center, as the collateral on the loan. The first lien mortgage note secured by Fort Meigs Plaza, which was owned by an unaffiliated lender, matured in December 1997. In order to prevent foreclosure of the property by the first lienholder and to protect its second lien interest in the property, the Partnership purchased the first lien in December 1997. The first and second lien mortgage loan investments - affiliate secured by Fort Meigs Plaza matured in March 1998 and September 1997, respectively, and were repaid in April 1998 when the property was sold.

The Partnership's mortgage loan investments secured by Idlewood and Lakeland nursing homes were repaid in full by the respective borrowers in 1998.

At December 31, 1998, the Partnership operated one revenue-producing property which was acquired through foreclosure.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue

Total revenue decreased by $949,137 in 1998 as compared to 1997. The decrease was mainly due to a gain on disposition of real estate recognized in 1997, partially offset by a gain on extinguishment of mortgage loan investment in 1998, as discussed below.

In 1998, rental revenue increased slightly by $10,735 as compared to 1997. Rental revenue at Sterling Springs Apartments increased in 1998 due to an increase in rental rates and a decrease in discounts and concessions given to tenants. This increase was partially offset by a decrease in rental revenue due to the sale of 1130 Sacramento Condominiums in 1997. 1130 Sacramento contributed approximately $90,400 of the rental revenue in 1997.

Interest income on mortgage loan investments decreased by $99,151 in 1998 as compared to 1997. The decrease was due to the Lakeland Nursing Home mortgage loan investment being paid off by the borrower in August 1998. Although the Idlewood Nursing Home mortgage loan investment was also paid off in 1998, no interest was accrued on this loan in 1998 or 1997.

In 1993, the Partnership acquired a second lien loan on a property owned by an affiliate. The Partnership purchased the first lien loan on this property in December 1997. Both loans were repaid by the affiliate borrower in April 1998. Interest income on mortgage loan investments - affiliate increased by $30,834 in 1998 as compared to 1997. Interest in 1997 included interest on the second lien only and 1998 includes interest on both the first and second lien loans.

Other interest income increased by $44,892 in 1998 as compared to the same period in 1997. The increase was the result of an increase in cash available for short-term investment due to payoff of the Partnership's mortgage loan investments and mortgage loan investments - affiliate during the second and third quarters of 1998.

In the second quarter of 1998, the Partnership recognized a $1,025,833 gain on extinguishment of mortgage loan investment related to the payoff of the Idlewood Nursing Home loan. The gain represents the cash payoff received in excess of the book value of the mortgage loan investment.

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. The Partnership recognized a gain on disposition of real estate of $1,962,280 as more fully discussed in Item 8, Note 4 - "Real Estate Investment."

Expenses:

Total expenses increased by $32,018 in 1998 as compared to 1997. The increase was mainly due to an increase in general and administrative expenses, partially offset by an approximately $81,000 decrease in expenses due to the sale of 1130 Sacramento in 1997, as discussed below.

In 1998,  property  taxes and repairs and  maintenance  expense  decreased    by
$18,661   and  $26,643,  respectively, mainly due to the sale of 1130 Sacramento in 1997.

Other property operating expenses decreased by $16,964 in 1998 as compared to 1997. The decrease was mainly due to a $10,000 deductible paid by the Partnership in 1997 for two minor tenant claims settled by the Partnership's insurance carrier. The remaining decrease was attributable to 1130 Sacramento, which was sold in 1997.

General and administrative expenses increased by $136,774 in 1998 as compared to 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses - affiliates decreased by $43,505 in 1998 as compared to 1997. The decrease was due to a decline in the tangible asset value of the Partnership, on which the fees are based, due to the payoff of the
Partnership's mortgage loan investments and mortgage loan investments - affiliate in 1998 and the sale of 1130 Sacramento in 1997.

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

On August 1, 1997, the Partnership sold one of four units of 1130 Sacramento Condominiums to an unaffiliated purchaser. The remaining three units were sold to the same purchaser on August 28, 1997. The cash purchase price for all four units was $4,700,000. The Partnership recognized a gain on disposition of real estate of $1,962,280 as more fully discussed in Item 8 - Note 4 - "Real Estate Investment."

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The  Partnership  generated  $765,353  through  operating  activities  in   1998
as  compared to $487,912 in 1997 and $453,978 in 1996.

The Partnership expended $98,849, $178,235 and $73,183 for capital improvements to its properties in 1998, 1997 and 1996, respectively. 1997 includes costs incurred for exterior carpentry and painting at Sterling Springs Apartments.

In 1997, the Partnership received $4,493,834 of proceeds from the sale of 1130 Sacramento Condominiums. $2,996,176 of the proceeds was used to purchase a first lien mortgage loan investment secured by a property owned by an affiliate. The Partnership made this investment to protect its second lien interest in this property.

The Partnership distributed $7,232,590 to the limited partners in 1998, of which $5,562,896 was cash proceeds from the payoff of the Idlewood Nursing Home mortgage loan investment and the Fort Meigs Plaza mortgage loan investment - affiliate. The remaining $1,669,694 was cash from operations. The Partnership distributed $3,249,987 to the limited partners in 1997, of which $1,750,000 was cash proceeds from the sale of 1130 Sacramento Condominiums and the remaining $1,499,987 was cash from operations. In 1996, the Partnership distributed $1,199,950 to the limited partners from cash from operations.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $3,070,785. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its property.

In 1999, operation of Sterling Springs Apartments is expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value and competitiveness in the market. The Partnership has budgeted approximately $74,000 for capital improvements to Sterling Springs in 1999, which is expected to be funded from operations of the property.

Additional efforts to maintain and improve Partnership liquidity have included continued attention to property management activities. The objective has been to obtain maximum occupancy rates while holding expenses to levels necessary to maximize cash flows. The Partnership has made capital expenditures on its property where improvements were expected to increase the competitiveness and marketability of the property.

Under the terms of its Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equaling up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees were paid by the Partnership subsequent to December 31, 1998 and are included in payable to affiliates on the Balance Sheets at December 31, 1998 and 1997.

During the last week of March 1999, the Partnership distributed approximately $1,500,200 to the limited partners of record as of March 1, 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                     --------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1998 and 1997...................................                       15

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1998..............................................                       17

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       29





All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XX, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XX, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XX, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
  March 19, 1999

                        McNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                          ---------------------------------
                                                                              1998                 1997
                                                                          ------------         ------------

ASSETS
------

Real estate investment:
   Land ..........................................................        $    392,000         $    392,000
   Buildings and improvements ....................................           3,981,407            3,882,558
                                                                          ------------         ------------
                                                                             4,373,407            4,274,558
   Less:  Accumulated depreciation ...............................          (1,525,208)          (1,290,949)
                                                                          ------------         ------------
                                                                             2,848,199            2,983,609

Mortgage loan investments, net of allowance of
   $792,013 at December 31, 1997 .................................                  --            3,268,712
Mortgage loan investments - affiliate, net of allowance of
   $130,000 at December 31, 1997 .................................                  --            3,600,076
Cash and cash equivalents ........................................           3,070,785            1,824,293
Cash segregated for security deposits ............................              28,773               27,405
Interest and other accounts receivable ...........................               6,603              140,025
Escrow deposits ..................................................             180,267              162,652
Deferred borrowing costs, net of accumulated
   amortization of $76,154 and $60,222 at
   December 31, 1998 and 1997, respectively ......................              85,340              101,272
Prepaid expenses and other assets ................................               5,500                4,200
                                                                          ------------         ------------
                                                                          $  6,225,467         $ 12,112,244
                                                                          ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net .......................................        $  2,613,312         $  2,666,814
Accounts payable and other accrued expenses ......................              52,848               61,994
Accrued property taxes ...........................................             142,490              137,050
Payable to affiliates ............................................             376,849              203,444
Deferred revenue .................................................                  --               27,229
Security deposits and deferred rental revenue ....................              27,702               29,494
                                                                          ------------         ------------
                                                                             3,213,201            3,126,025
                                                                          ------------         ------------

Partners' equity (deficit):
   Limited  partners - 60,000 limited  partnership  units
     authorized; 49,512 limited partnership units issued
     and outstanding at December 31, 1998 and 1997 ...............           3,296,145            9,282,684
   General Partner ...............................................            (283,879)            (296,465)
                                                                          ------------         ------------
                                                                             3,012,266            8,986,219
                                                                          ------------         ------------
                                                                          $  6,225,467         $ 12,112,244
                                                                          ============         ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                     ----------------------------------------------
                                                       1998               1997               1996
                                                     ----------        ----------        ----------

Revenue:
   Rental revenue ...........................        $1,290,193        $1,279,458        $1,413,050
   Interest income on mortgage loan
     investments ............................           180,872           280,023           283,010
   Interest income on mortgage loan
     investments - affiliate ................           108,214            77,380            61,556
   Other interest income ....................           227,062           182,170           180,225
   Gain on extinguishment of mortgage
     loan investment ........................         1,025,833                --                --
   Gain on disposition of real estate .......                --         1,962,280                --
   Property tax refund ......................                --                --            17,063
                                                     ----------        ----------        ----------
     Total revenue ..........................         2,832,174         3,781,311         1,954,904
                                                     ----------        ----------        ----------

Expenses:
   Interest .................................           243,328           246,782           249,920
   Depreciation .............................           234,259           245,159           341,973
   Property taxes ...........................           142,490           161,151           170,597
   Personnel costs ..........................           158,653           144,376           142,069
   Repairs and maintenance ..................           103,831           130,474           134,645
   Property management fees -
     affiliates .............................            61,789            63,072            67,381
   Utilities ................................            83,795            81,418            83,481
   Other property operating expenses ........            75,390            92,354            88,756
   General and administrative ...............           250,749           113,975           249,898
   General and administrative -
     affiliates .............................           219,253           262,758           309,448
                                                     ----------        ----------        ----------
     Total expenses .........................         1,573,537         1,541,519         1,838,168
                                                     ----------        ----------        ----------

Net income ..................................        $1,258,637        $2,239,792        $  116,736
                                                     ==========        ==========        ==========

Net income allocable to limited
   partners .................................        $1,246,051        $2,217,394        $  115,569
Net income allocable to General
   Partner ..................................            12,586            22,398             1,167
                                                     ----------        ----------        ----------
Net income ..................................        $1,258,637        $2,239,792        $  116,736
                                                     ==========        ==========        ==========


Net income per limited partnership
   unit .....................................        $    25.17        $    44.78        $     2.33
                                                     ==========        ==========        ==========


Distributions per limited
   partnership unit .........................        $   146.08        $    65.64        $    24.24
                                                     ==========        ==========        ==========

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                                              Total
                                                    General              Limited             Partners'
                                                    Partner             Partners              Equity
                                                 -------------        -------------        -------------
Balance at December 31, 1995 ............        $   (320,030)        $ 11,399,658         $ 11,079,628

Net income ..............................               1,167              115,569              116,736

Distributions to limited partners........                  --           (1,199,950)          (1,199,950)
                                                 ------------         ------------         ------------

Balance at December 31, 1996 ............            (318,863)          10,315,277            9,996,414

Net income ..............................              22,398            2,217,394            2,239,792

Distributions to limited partners .......                  --           (3,249,987)          (3,249,987)
                                                 ------------         ------------         ------------

Balance at December 31, 1997 ............            (296,465)           9,282,684            8,986,219

Net income ..............................              12,586            1,246,051            1,258,637

Distributions to limited partners .......                  --           (7,232,590)          (7,232,590)
                                                 ------------         ------------         ------------

Balance at December 31, 1998 ............        $   (283,879)        $  3,296,145         $  3,012,266
                                                 ============         ============         ============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                For the Years Ended December 31,
                                                      ----------------------------------------------------
                                                          1998                1997                1996
                                                      ------------        ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ................        $ 1,324,552         $ 1,259,654         $ 1,422,803
   Cash paid to suppliers ....................           (686,225)           (607,269)           (723,975)
   Cash paid to affiliates ...................           (107,637)           (287,848)           (368,716)
   Interest received .........................            423,419             455,833             456,845
   Interest received from affiliate ..........            184,958              48,886              48,886
   Interest paid .............................           (219,330)           (224,165)           (228,625)
   Property taxes paid .......................               (281)            (24,101)            (50,954)
   Property taxes escrowed ...................           (154,103)           (133,078)           (119,349)
   Property tax refund received ..............                 --                  --              17,063
                                                      -----------         -----------         -----------
Net cash provided by operating
   activities ................................            765,353             487,912             453,978
                                                      -----------         -----------         -----------

Cash flows from investing activities:
   Additions to real estate
     investments .............................            (98,849)           (178,235)            (73,183)
   Collection of principal on
     mortgage loan investments ...............             53,364             135,841             132,883
   Proceeds from payoff of mortgage
     loan investments ........................          4,241,181                  --                  --
   Collection of principal on mortgage
     loan investments - affiliate ............              9,126                  --                  --
   Proceeds from payoff of mortgage
     loan investments - affiliate ............          3,570,896
   Purchase of mortgage loan
     investment - affiliate ..................                 --          (2,996,176)                 --
   Proceeds from disposition of real
     estate ..................................                 --           4,493,834                  --
                                                      -----------         -----------         -----------
   Net cash provided by investing
     activities ..............................          7,775,718           1,455,264              59,700
                                                      -----------         -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage
     note payable ............................            (61,989)            (57,153)            (52,694)
   Distributions to limited partners .........         (7,232,590)         (3,249,987)         (1,199,950)
                                                      -----------         -----------         -----------
Net cash used in financing activities ........         (7,294,579)         (3,307,140)         (1,252,644)
                                                      -----------         -----------         -----------

Net increase (decrease) in cash and
   cash equivalents ..........................          1,246,492          (1,363,964)           (738,966)

Cash and cash equivalents at
   beginning of year .........................          1,824,293           3,188,257           3,927,223
                                                      -----------         -----------         -----------

Cash and cash equivalents at end
   of year ...................................        $ 3,070,785         $ 1,824,293         $ 3,188,257
                                                      ===========         ===========         ===========


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

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                  For the Years Ended December 31,
                                                       ---------------------------------------------------
                                                            1998               1997               1996
                                                       -----------         -----------         -----------
Net income ....................................        $ 1,258,637         $ 2,239,792         $   116,736
                                                       -----------         -----------         -----------

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation ...............................            234,259             245,159             341,973
   Amortization of deferred borrowing
     costs ....................................             15,932              14,947              14,011
   Amortization of discount on mortgage
     note payable .............................              8,487               8,058               7,642
   Amortization of deferred revenue ...........             (7,175)             (6,623)             (6,623)
   Gain on extinguishment of mortgage
     loan investment ..........................         (1,025,833)                 --                  --
   Gain on disposition of real estate .........                 --          (1,962,280)                 --
   Changes in assets and liabilities:
     Cash segregated for security
        deposits ..............................             (1,368)             27,545               4,919
     Interest and other accounts
       receivable .............................            133,422             (65,396)              2,851
     Escrow deposits ..........................            (17,615)             (8,675)             (9,133)
     Prepaid expenses and other
       assets .................................             (1,300)                834               3,556
     Accounts payable and other
       accrued expenses .......................             (9,146)            (35,236)            (23,063)
     Accrued property taxes ...................              5,440               6,093               7,427
     Payable to affiliates ....................            173,405              37,982               8,113
     Security deposits and deferred
       rental revenue .........................             (1,792)            (14,288)            (14,431)
                                                       -----------         -----------         -----------

     Total adjustments ........................           (493,284)         (1,751,880)            337,242
                                                       -----------         -----------         -----------

Net cash provided by operating
   activities .................................        $   765,353         $   487,912         $   453,978
                                                       ===========         ===========         ===========




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

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

The Partnership has been engaged in the servicing of mortgage loans, including equity and revenue participation loans, and the ownership, operation and management of revenue-producing properties acquired through foreclosure. In July 1990, the Partnership foreclosed on Park Spring Apartments (renamed Sterling Springs Apartments) in settlement of the related mortgage loan. In May 1993, the Partnership foreclosed on 1130 Sacramento Condominiums in settlement of the related mortgage loan. In 1998, the Partnership's mortgage loan investments secured by Idlewood and Lakeland nursing homes and the Partnership's mortgage loan investment - affiliate secured by Fort Meigs Plaza were repaid in full by the respective borrowers. At December 31, 1998, the Partnership operated one revenue-producing property as described in Note 4 - "Real Estate Investment."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investment
----------------------

The real estate investment is generally stated at the lower of depreciated cost or fair value. The real estate investment is reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years.

Mortgage Loan Investments
-------------------------

Mortgage loan investments were recorded at their original basis, net of any allowance for impairment. Interest income was recognized as it was earned. Interest accrual ceased at such time as management determined collection was doubtful.

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

Rental Revenues
---------------

The Partnership leases its property under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

In 1998, the Partnership distributed $7,232,590 to the limited partners, $5,562,896 of which was cash proceeds from the payoff of the Idlewood Nursing Home mortgage loan investment and the Fort Meigs Plaza mortgage loan investment
- affiliate. The remaining $1,669,694 was cash from operations. The Partnership distributed $3,249,987 to the limited partners in 1997, of which $1,750,000 was cash proceeds from the sale of 1130 Sacramento Condominiums and the remaining $1,499,987 was cash from operations. The Partnership distributed $1,199,950 to the limited partners in 1996 from cash from operations. No distributions were paid to the General Partner in 1998, 1997 or 1996. During the last week of March 1999, the Partnership distributed approximately $1,500,200 to the limited partners of record as of March 1, 1999.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit ("Unit") is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 49,512 average Units outstanding during 1998, 1997 and 1996.

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

Under the terms of its Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equaling up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees were paid by the Partnership subsequent to December 31, 1998 and are included in payable to affiliates on the Balance Sheets at December 31, 1998 and 1997.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, or (ii) a value of $10,000 per apartment unit. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                   1998            1997            1996
                                                 --------        --------        --------
Property management fees ................        $ 61,789        $ 63,072        $ 67,381
Charged to gain on disposition
   of real estate:
   Disposition fee ......................              --         124,500              --
Charged to general and
   administrative - affiliates:
   Partnership administration ...........         107,358         111,839         145,203
   Asset management fee .................         111,895         150,919         164,245
                                                 --------        --------        --------
                                                 $281,042        $450,330        $376,829
                                                 ========        ========        ========

Payable to affiliates at December 31, 1998 and 1997 consisted primarily of unpaid property management fees, a disposition fee, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $4,657,987 in 1998, $7,573,698 in 1997 and $7,486,117 in 1996.

NOTE 4 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1998 and 1997 are set forth in the following tables:

                                              Buildings and       Accumulated          Net Book
       1998                       Land        Improvements        Depreciation           Value
       ----                    ----------     -------------       -------------       ----------

   Sterling Springs
     Austin, TX                $  392,000     $  3,981,407        $ (1,525,208)       $ 2,848,199
                                =========      ===========         ===========         ==========


                                               Buildings and      Accumulated           Net Book
       1997                       Land         Improvements       Depreciation            Value
       ----                    ----------      -------------      ------------        ----------

   Sterling Springs            $  392,000     $  3,882,558        $ (1,290,949)       $ 2,983,609
                                =========      ===========         ===========         ==========

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
                                                    ===========

As discussed in Note 2 - "Transactions With Affiliates," the Partnership incurred a $124,500 disposition fee payable to an affiliate of the General Partner in connection with the sale of 1130 Sacramento. This fee reduced the amount of the gain on disposition of real estate and is included in selling costs above. However, as the fee was not paid until subsequent to December 31, 1998, it did not reduce the amount of net cash proceeds from the sale. The net cash proceeds from the sale of 1130 Sacramento are $4,369,334 after payment of the disposition fee.

NOTE 5 - MORTGAGE LOAN INVESTMENTS
----------------------------------

The following sets forth the Partnership's mortgage loan investments to unaffiliated borrowers at December 31, 1998 and 1997. The mortgage loan investments were secured by the related real estate.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                   December 31,
Property                 Position         Rates %         Maturity              1998                1997
--------                 --------         -------      ----------------    --------------      ---------------

Idlewood Nursing
   Home (a)                 First             8.50       (a)     2/98      $            -      $    1,794,700
   Allowance for impairment                                                             -            (792,013)
                                                                            -------------       -------------
                                                                                        -           1,002,687
                                                                            -------------       -------------
Lakeland Nursing
   Home (b)                 First            12.00     $24,9952/99                      -           2,266,025
                                                                            -------------       -------------

                                                       Total               $            -      $    3,268,712
                                                                            =============       =============

(a) The Partnership owned an 83% participation interest in the Idlewood Nursing Home mortgage loan investment. In January 1991, the borrowing partnership became unable to make all payments required under the original mortgage loan agreement. Since that time, the mortgage loan agreement was modified four times such that the maturity date was extended and the interest rate was decreased. The loan modification in effect during 1998 and 1997 required that payments be made on the loan equal to the net cash flow from operations of the property, with a minimum amount due of $9,130 per month.

       As a result of the borrowing partnership's inability to make the required payments, the Partnership recorded a $792,013 provision for loss in 1992 to reduce the carrying value of the mortgage loan investment to the estimated recoverable amount of the collateral. The Partnership ceased accruing interest on the loan in 1994. The loan was not recorded as an in-substance foreclosure at December 31, 1997.

       A measure of the impairment of the Idlewood loan was made based on the present value of expected future cash flows required under a February 1995 modification. This measure indicated an impairment less than the total allowance previously recorded. Due to the uncertainties surrounding this mortgage loan investment and its ultimate realizability given its history of numerous modifications, none of the previously recorded allowance was reversed until the underlying property was sold. All payments received on the loan in 1998 and 1997 were recorded as a reduction of principal.

       The mortgage loan investment matured in February 1998. The Partnership and the borrower entered into an agreement whereby the borrower paid the Partnership $2.4 million in settlement of both principal and interest due on the mortgage note in May 1998. Since the Partnership owned an 83% participation interest in the note, $408,000 of the $2.4 million settlement was paid to the owner of the remaining 17% of the note. As a result of this transaction, the Partnership recognized a gain on extinguishment of mortgage loan investment as follows:

       Net proceeds from payoff of mortgage loan investment.....    $1,992,000
       Net book value of mortgage loan investment...............      (966,167)
                                                                     ---------
       Gain on extinguishment of mortgage loan investment.......    $1,025,833
                                                                     =========

(b) On August 20, 1998, the Partnership received $2,541,572 as payment in full for both principal and interest receivable on the mortgage loan investment secured by Lakeland Nursing Home. Since the Partnership owned a 90% participation interest in the note, $254,157 of the payoff was paid to the owner of the remaining 10% of the note. Of the $2,287,415 net proceeds received, $2,249,181 was applied to the principal balance of the loan and the remaining $38,234 was applied to accrued interest receivable.

A summary of activity for mortgage loan investments for each of the three years in the period ended December 31, 1998 is as follows:

                                                       For the Years Ended December 31,
                                            ----------------------------------------------------
                                               1998                1997                1996
                                            ------------        ------------        ------------

Balance at beginning of year........        $ 3,268,712         $ 3,404,553         $ 3,537,436
Collection of principal ............            (53,364)           (135,841)           (132,883)
Proceeds from payoff ...............         (4,241,181)                 --                  --
Gain recognized ....................          1,025,833                  --                  --
                                            -----------         -----------         -----------
Balance at end of year .............        $        --         $ 3,268,712         $ 3,404,553
                                            ===========         ===========         ===========

NOTE 6 - MORTGAGE LOAN INVESTMENTS - AFFILIATE
-----------------------------------------------

The following sets forth the Partnership's mortgage loan investments to an affiliated borrower at December 31, 1998 and 1997:

                         Mortgage          Annual          Monthly
                         Lien              Interest       Payments/                 December 31,
Property                 Position (a)      Rates %        Maturity              1998               1997
--------                 ------------   -----------    ----------------    --------------      --------

Fort Meigs Plaza
   Shopping Center          First            12.81     $ 33,333    3/98    $           --     $  2,996,176
                                                                            -------------      -----------

                            Second            8.25 (b)  $4,074 (b) 9/97                --          733,900
   Allowance                                                                           --         (130,000)
                                                                            -------------      -----------
                                                                                       --          603,900
                                                                            -------------      -----------

                                                       Total               $           --     $  3,600,076
                                                                            =============      ===========

(a)     The mortgage loans were non-recourse to the borrower.

(b) Although interest on the loan accrued at 8.25%, interest only payments equal to an effective interest rate of 6.66% were payable monthly. All accrued interest was due at maturity.

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

Related to the initial transfer, the Partnership recorded a deferred gain for the portion of the non-cash assets received as compared to total assets received pursuant to the lawsuit settlement. This deferred gain was being amortized as principal payments were received on the mortgage loan investment. The
Partnership reduced the deferred gain by $130,000 in 1997, representing the estimated uncollectible amount of the mortgage loan investment, as discussed below. The deferred gain totaled $20,054 at December 31, 1997.

On April 20, 1998, Fort Meigs Plaza was sold to a non-affiliate for a gross sales price of $3.8 million. The Partnership received $3,615,353 as payment in full for both principal and interest receivable on the loans, which represents the available cash proceeds from the sale of the property. The cash proceeds from the sale were not sufficient to allow the Partnership to collect the entire balance of the mortgage loan investments or to recognize the entire balance of deferred revenue. The Partnership ceased accruing interest on the loans in 1998 when it became apparent that the entire balance of the loans was not collectible. The Partnership recognized interest income on mortgage loan investments - affiliate of $108,214 in 1998. An additional $27,465 of uncollectible interest was not recognized by the Partnership in 1998.

A summary of activity for mortgage loan investments - affiliate for each of the three years in the period ended December 31, 1998 is as follows:

                                                      For the Years Ended December 31,
                                            ---------------------------------------------------
                                               1998                1997                1996
                                            -----------         ------------        -----------
Balance at beginning of year........        $ 3,600,076         $   733,900         $   733,900
Purchase of first lien .............                 --           2,996,176                  --
Collection of principal ............             (9,126)                 --                  --
Proceeds from payoff ...............         (3,570,896)                 --                  --
Deferred gain ......................            (20,054)           (130,000)                 --
                                            -----------         -----------         -----------
Balance at end of year .............        $        --         $ 3,600,076         $   733,900
                                            ===========         ===========         ===========

NOTE 7 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1998 and 1997. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                  December 31,
Property                 Position (a)   Rate %            Maturity              1998            1997
--------                 ------------   -------        ----------------    --------------   -------------

Sterling Springs
   Apartments (c)        First             8.15        $23,443   7/03      $    2,657,171   $  2,719,160
                         Discount (b)                                             (43,859)       (52,346)
                                                                            -------------    -----------
                                                                           $    2,613,312   $  2,666,814
                                                                            =============    ===========

(a)    The debt is non-recourse to the Partnership.

(b)    The mortgage loan was discounted to an effective rate of 8.62%.

(c) Financing was obtained in June 1993 under the terms of a Real Estate Mortgage Investment Conduit financing. Principal prepayments made before July 2000 are subject to a Yield Maintenance premium, as defined.

Scheduled principal maturities of the mortgage note payable under existing terms, excluding a discount of $43,859, are as follows:

                           1999                  $      67,234
                           2000                         72,923
                           2001                         79,093
                           2002                         85,786
                           2003                      2,352,135
                                                  ------------
                             Total               $   2,657,171
                                                  ============

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $2,661,000 at December 31, 1998 and $2,768,000 at December 31, 1997.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                        McNEIL REAL ESTATE FUND XX, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                  Costs
                                                  Initial Cost               Cumulative        Capitalized
                             Related                       Buildings and     Write-down for      Subsequent
Description               Encumbrances           Land       Improvements      Impairment       To Acquisition

Sterling Springs
   Apartments
   Austin, TX             $2,613,312     $   392,000      $    2,908,000    $            -     $    1,073,407
                           =========      ==========       =============     =============      =============


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period               Accumulated
                                                Buildings and                      Depreciation
Description                      Land           Improvements      Total (a)      and Amortization
------------                     -----          -------------     ---------      ----------------

Sterling Springs
   Apartments
   Austin, TX                  $    392,000     $  3,981,407    $   4,373,407     $  (1,525,208)
                                ===========      ===========     ============      ============


(a) For Federal income tax purposes, the property is depreciated over lives ranging from 7 to 27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $4,330,914 and accumulated depreciation was $893,134 at December 31, 1998.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XX, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1998



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

                        McNEIL REAL ESTATE FUND XX, L.P.

                              Notes to Schedule III
               Real Estate Investment and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                          For the Years Ended December 31,
                                                 ---------------------------------------------------
                                                     1998               1997                1996
                                                 -----------        ------------        ------------

Real estate investments:

Balance at beginning of year ............        $ 4,274,558        $ 6,892,667         $ 6,819,484

Disposition of real estate ..............                 --         (2,796,344)                 --

Improvements ............................             98,849            178,235              73,183
                                                 -----------        -----------         -----------

Balance at end of year ..................        $ 4,373,407        $ 4,274,558         $ 6,892,667
                                                 ===========        ===========         ===========



Accumulated depreciation:

Balance at beginning of year ............        $ 1,290,949        $ 1,435,080         $ 1,093,107

Disposition of real estate ..............                 --           (389,290)                 --

Depreciation ............................            234,259            245,159             341,973
                                                 -----------        -----------         -----------

Balance at end of year ..................        $ 1,525,208        $ 1,290,949         $ 1,435,080
                                                 ===========        ===========         ===========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES.
         ----------------------
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  ---------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(A)     Security ownership of certain beneficial owners.

        No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 6,486 Units (13.1% of the outstanding Units) and MacKenzie Patterson, Inc. which owns 2,984 Units (6.03% of the outstanding Units) at February 1, 1999. The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549. The business address for MacKenzie Patterson, Inc. is 1640 School Street, #100, Moraga, California 94556.


(B)     Security ownership of management.

        Affiliates of the General Partner and the officers and directors of its general partner collectively own 4.5 Units, which is less than 1% of Units outstanding at February 1, 1999.

(C)     Change in control.

        None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property, or (ii) a value of $10,000 per apartment unit. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and
 .25% thereafter. For the year ended December 31, 1998, the Partnership paid or accrued $111,895 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $169,147 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of its Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equaling up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees were paid by the Partnership subsequent to December 31, 1998 and are included in payable to affiliates on the Balance Sheets at December 31, 1998 and 1997.

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

          10.10 Loan Agreement dated June 23, 1993, between Lexington Mortgage Company and McNeil Real Estate Fund XX, L.P., et al. (1)

          10.11 Property Management Agreement dated June 24, 1993, between McNeil Real Estate Management, Inc. and Sterling Springs Fund XX Limited Partnership (filed without schedules). (2)

          10.14 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XX, L.P. and McNeil Real Estate Management, Inc. (3)

          10.15 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate Fund XX, L.P. and McNeil Real Estate Management, Inc.
                                            (3)

          11. Statement regarding computation of net income per limited partnership unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

          22.                               Following  is a list of subsidiaries
                                              of the Partnership:

                                                                     Names Under
                                            Jurisdiction            Which It Is
             Name of Subsidiary            Incorporation          Doing Business
             ------------------            --------------         --------------

             Sterling Springs Fund XX
              Limited Partnership             Delaware                 None

                  (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783) on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994.

                  (2)                        Incorporated  by reference to   the
                                            Annual  Report of the  registrant on
                                            Form  10-K  for  the  period   ended
                                            December 31, 1993, as filed on March
                                            30, 1994.

                  (3) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XX, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          McNEIL REAL ESTATE FUND XX, L.P.


                          By:  McNeil Partners, L.P., General Partner

                               By: McNeil Investors, Inc., General Partner



March 31, 1999                 By:  /s/  Robert A. McNeil
--------------                    ----------------------------------------------
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




March 31, 1999                 By:  /s/  Ron K. Taylor
--------------                    ----------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




March 31, 1999                 By:  /s/  Carol A. Fahs
--------------                    ----------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)