Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XX L P
filed 1999-05-17
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended              March 31, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1999                1998
                                                                         -----------         ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $   392,000         $   392,000
   Buildings and improvements ...................................          3,988,288           3,981,407
                                                                         -----------         -----------
                                                                           4,380,288           4,373,407
   Less:  Accumulated depreciation ..............................         (1,583,113)         (1,525,208)
                                                                         -----------         -----------
                                                                           2,797,175           2,848,199

Cash and cash equivalents .......................................          1,518,836           3,070,785
Cash segregated for security deposits ...........................             33,936              28,773
Accounts receivable .............................................              5,252               6,603
Escrow deposits .................................................             72,715             180,267
Deferred borrowing costs, net of accumulated
   amortization of $80,397 and $76,154 at
   March 31, 1999 and December 31, 1998, respectively ...........             81,097              85,340
Prepaid expenses and other assets ...............................              5,500               5,500
                                                                         -----------         -----------
                                                                         $ 4,514,511         $ 6,225,467
                                                                         ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ......................................        $ 2,586,742         $ 2,613,312
Accounts payable and other accrued expenses .....................             67,132              52,848
Accrued property taxes ..........................................             35,542             142,490
Payable to affiliates ...........................................            277,526             376,849
Security deposits and deferred rental revenue ...................             26,165              27,702
                                                                         -----------         -----------
                                                                           2,993,107           3,213,201
                                                                         -----------         -----------

Partners' equity (deficit):
   Limited partners - 60,000 limited partnership units
     authorized;  49,512 limited partnership units issued
     and outstanding at March 31, 1999 and December
     31, 1998 ...................................................          1,805,190           3,296,145
   General Partner ..............................................           (283,786)           (283,879)
                                                                         -----------         -----------
                                                                           1,521,404           3,012,266
                                                                         -----------         -----------
                                                                         $ 4,514,511         $ 6,225,467
                                                                         ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                     1999            1998
                                                                   --------        --------
Revenue:
   Rental revenue .........................................        $326,553        $337,688
   Interest income on mortgage loan investments ...........              --          69,496
   Interest income on mortgage loan investments -
     affiliate ............................................              --         108,214
   Other interest income ..................................          34,936          22,163
                                                                   --------        --------
     Total revenue ........................................         361,489         537,561
                                                                   --------        --------

Expenses:
   Interest ...............................................          60,394          61,304
   Depreciation ...........................................          57,905          59,445
   Property taxes .........................................          35,826          36,892
   Personnel costs ........................................          38,719          40,797
   Utilities ..............................................          19,181          20,225
   Repairs and maintenance ................................          26,775          28,876
   Property management fees - affiliates ..................          15,819          14,994
   Other property operating expenses ......................          15,625          20,709
   General and administrative .............................          37,614          48,435
   General and administrative - affiliates ................          44,292          64,400
                                                                   --------        --------
     Total expenses .......................................         352,150         396,077
                                                                   --------        --------

Net income ................................................        $  9,339        $141,484
                                                                   ========        ========


Net income allocable to limited partners ..................        $  9,246        $140,069
Net income allocable to General Partner ...................              93           1,415
                                                                   --------        --------
Net income ................................................        $  9,339        $141,484
                                                                   ========        ========


Net income per limited partnership unit ...................        $    .19        $   2.83
                                                                   ========        ========

Distributions per limited partnership unit ................        $  30.30        $  29.94
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                             Total
                                                   General              Limited            Partners'
                                                   Partner             Partners         Equity (Deficit)
                                                 ------------        ------------       ----------------
Balance at December 31, 1997 ............        $  (296,465)        $ 9,282,684         $ 8,986,219

Net income ..............................              1,415             140,069             141,484

Distributions to limited partners........                 --          (1,482,316)         (1,482,316)
                                                 -----------         -----------         -----------

Balance at March 31, 1998 ...............        $  (295,050)        $ 7,940,437         $ 7,645,387
                                                 ===========         ===========         ===========


Balance at December 31, 1998 ............        $  (283,879)        $ 3,296,145         $ 3,012,266

Net income ..............................                 93               9,246               9,339

Distributions to limited partners .......                 --          (1,500,201)         (1,500,201)
                                                 -----------         -----------         -----------

Balance at March 31, 1999 ...............        $  (283,786)        $ 1,805,190         $ 1,521,404
                                                 ===========         ===========         ===========



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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                   1999               1998
                                                               ------------        ------------

Cash flows from operating activities:
   Cash received from tenants .........................        $   322,930         $   364,529
   Cash paid to suppliers .............................           (136,357)           (173,329)
   Cash paid to affiliates ............................           (159,434)            (15,262)
   Interest received ..................................             34,936              90,074
   Interest received from affiliate ...................                 --             108,131
   Interest paid ......................................            (41,526)            (55,301)
   Property taxes paid ................................               (284)               (281)
   Property taxes escrowed ............................            (36,329)            (46,800)
                                                               -----------         -----------
Net cash provided by (used in) operating
   activities .........................................            (16,064)            271,761
                                                               -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ...............             (6,881)             (6,021)
   Collection of principal on mortgage loan
     investments ......................................                 --              34,465
   Collection of principal on mortgage loan
     investments - affiliate ..........................                 --               4,089
                                                               -----------         -----------
   Net cash provided by (used in) investing
      activities ......................................             (6,881)             32,533
                                                               -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note payable.........            (28,803)            (15,029)
   Distributions to limited partners ..................         (1,500,201)         (1,482,316)
                                                               -----------         -----------
Net cash used in financing activities .................         (1,529,004)         (1,497,345)
                                                               -----------         -----------

Net decrease in cash and cash .equivalents ............         (1,551,949)         (1,193,051)

Cash and cash equivalents at beginning of
   period .............................................          3,070,785           1,824,293
                                                               -----------         -----------

Cash and cash equivalents at end of period ............        $ 1,518,836         $   631,242
                                                               ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                         (Used In) Operating Activities

                                                                  Three Months Ended
                                                                       March 31,
                                                             ---------------------------
                                                                1999              1998
                                                             ----------        ---------
Net income ..........................................        $   9,339         $ 141,484
                                                             ---------         ---------

Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation .....................................           57,905            59,445
   Amortization of deferred borrowing costs .........            4,243             3,983
   Amortization of discount on mortgage note
     payable ........................................            2,233             2,122
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........           (5,163)           (4,506)
     Accounts receivable ............................            1,351            33,191
     Escrow deposits ................................          107,552           (42,735)
     Accounts payable and other accrued
       expenses .....................................           14,284           (18,859)
     Accrued property taxes .........................         (106,948)           36,611
     Payable to affiliates ..........................          (99,323)           64,132
     Deferred revenue ...............................               --            (1,656)
     Security deposits and deferred rental
       revenue ......................................           (1,537)           (1,451)
                                                             ---------         ---------

       Total adjustments ............................          (25,403)          130,277
                                                             ---------         ---------

Net cash provided by (used in) operating
      activities ....................................        $ (16,064)        $ 271,761
                                                             =========         =========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XX, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services.

Under the terms of its partnership agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal up to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties, provided, however, that in no event shall all real estate commissions (including the disposition fee) paid to all persons exceed the amount customarily charged in similar arms-length transactions. The fee is due and payable at the time the sale closes. The Partnership incurred $124,500 of such fees during 1997 in connection with the sale of 1130 Sacramento Condominiums. This amount represents 2.65% of the gross sales price. These fees were paid in the first quarter of 1999 and were included in payable to affiliates on the Balance Sheet at December 31, 1998.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $160,863 and $148,528 were outstanding at March 31, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------

Property management fees.......................       $   15,819     $   14,994
Charged to general and administrative -
   affiliates:
   Partnership administration..................           21,480         25,167
   Asset management fee........................           22,812         39,233
                                                       ---------      ---------
                                                      $   60,111     $   79,394
                                                       =========      =========

Payable to affiliates at March 31, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, disposition fees (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 4.
-------

The Partnership's mortgage loan investments - affiliate were secured by first and second liens on Fort Meigs Plaza Shopping Center, which was owned by an affiliate of the General Partner. On April 20, 1998, Fort Meigs Plaza was sold to a non-affiliate for a gross sales price of $3.8 million. The Partnership received $3,615,353 as payment in full for both principal and interest receivable on the loans, which represented the available cash proceeds from the sale of the property.

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

NOTE 6.
-------

On August 20, 1998, the Partnership received $2,541,572 as payment in full for both principal and interest receivable on the mortgage loan investment secured by Lakeland Nursing Home. Since the Partnership owned a 90% participation interest in the note, $254,157 of the payoff was paid to the owner of the remaining 10% of the note. Of the $2,287,415 net proceeds received, $2,249,181 was applied to the principal balance of the loan and the remaining was applied to accrued interest receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of Sterling Springs Apartments, the Partnership's only property. The Partnership's mortgage loan investments - affiliate secured by Fort Meigs Plaza were repaid in April 1998. The Partnerships two mortgage loan investments secured by Idlewood Nursing Home and Lakeland Nursing Home were repaid in May 1998 and August 1998, respectively.

The Partnership reported net income of $9,339 for the first three months of 1999 as compared to $141,484 for the same period in 1998. Revenues in the first quarter of 1999 decreased to $361,489 from $537,561 in the first quarter of 1998, while expenses were $352,150 in the first quarter of 1999 as compared to $396,077 in the first quarter of 1998.

Net cash used in operating activities was $16,064 for the three months ended March 31, 1999. The Partnership expended $6,881 for capital improvements, made $28,803 in principal payments on its mortgage note payable and distributed $1,500,201 to the limited partners. Cash and cash equivalents totaled $1,518,836 at March 31, 1999, a net decrease of $1,551,949 from the balance at December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $176,072 for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease was mainly due to a decrease in interest income on mortgage loan investments and mortgage loan investments - affiliate, partially offset by an increase in other interest income, as discussed below.

Interest income on mortgage loan investments for the quarter ended March 31, 1999 decreased by $69,496 in relation to the comparable period in 1998. The decrease was due to the Lakeland Nursing Home mortgage loan investment being paid off by the borrower in August 1998. Although the Idlewood Nursing Home mortgage loan investment was also paid off in 1998, no interest was accrued on this loan in 1998.

Interest income on mortgage loan investments - affiliate decreased by $108,214 for the first three months of 1999 as compared to the same period in 1998. The decrease was due to both of the Fort Meigs Plaza loans being repaid by the affiliate borrower in April 1998.

Other interest income increased by $12,773 for the three months ended March 31, 1999 as compared to the same period in 1998, due to an increase in cash available for short-term investment. The Partnership held approximately $1.5 million of cash and cash equivalents at March 31, 1999 as compared to approximately $0.6 million at March 31, 1998.

Expenses:

Total expenses decreased by $43,927 for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease was mainly due to decreases in other property operating expenses, general and administrative expenses and general and administrative - affiliates, as discussed below.

Other property operating expenses for the first quarter of 1999 decreased by $5,084 as compared to the first quarter of the prior year. The decrease was mainly due to a decrease in bad debts and property insurance costs at Sterling Springs Apartments.

General and administrative expenses decreased by $10,821 for the first three months of 1999 in relation to the same period in 1998. The decrease was mainly due to a greater amount of costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses - affiliates decreased by $20,108 for the quarter ended March 31, 1999 in relation to the same period in 1998, mainly due to a decrease in asset management fees. The decrease was due to a decline in the tangible asset value of the Partnership, on which the fees are based, due to the payoff of the Partnership's mortgage loan investments and mortgage loan investments - affiliate in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership used $16,064 of cash in operating activities for the first three months of 1999 as compared to $271,761 generated during the first three months of 1998. The decrease in 1999 was partially due to a decrease in interest received from an affiliate relating to the Fort Meigs Plaza loans (see discussion of decrease in interest income on mortgage loan investments - affiliate, above). In addition, the Partnership paid $124,500 of disposition fees to the General Partner in the first quarter of 1999 as discussed in Note 3.

In the first three months of 1998, the Partnership collected $34,465 of principal on mortgage loan investments. No such collections were made in 1999 since the Idlewood Nursing Home loan was repaid in May 1998 and the Lakeland Nursing Home loan was repaid in August 1998.

The Partnership distributed $1,500,201 and $1,482,316 to the limited partners during the three months ended March 31, 1999 and 1998, respectively.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $1,518,836.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its remaining property.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, collect payments on its mortgage loan investment and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

         11. Statement regarding computation of Net Income per Limited Partnership Unit: Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 49,512 limited partnership units outstanding in 1999 and 1998.

         27.                       Financial Data Schedule for the quarter ended
                                   March 31, 1999.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XX, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner


May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
--------------                     ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)