Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XX L P
filed 1999-08-16
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended          June 30, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                        ------------        ------------
ASSETS
------

Real estate investment:
   Land ........................................................        $   392,000         $   392,000
   Buildings and improvements ..................................          4,034,771           3,981,407
                                                                        -----------         -----------
                                                                          4,426,771           4,373,407
   Less:  Accumulated depreciation .............................         (1,639,094)         (1,525,208)
                                                                        -----------         -----------
                                                                          2,787,677           2,848,199

Cash and cash equivalents ......................................          1,519,538           3,070,785
Cash segregated for security deposits ..........................             31,741              28,773
Accounts receivable ............................................              6,321               6,603
Escrow deposits ................................................            109,788             180,267
Deferred borrowing costs, net of accumulated
   amortization of $84,639 and $76,154 at
   June 30, 1999 and December 31, 1998, respectively ...........             76,855              85,340
Prepaid expenses and other assets ..............................            128,668               5,500
                                                                        -----------         -----------
                                                                        $ 4,660,588         $ 6,225,467
                                                                        ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net .....................................        $ 2,584,843         $ 2,613,312
Accounts payable and other accrued expenses ....................            112,177              52,848
Accrued property taxes .........................................             71,368             142,490
Payable to affiliates ..........................................            320,787             376,849
Security deposits and deferred rental revenue ..................             31,365              27,702
                                                                        -----------         -----------
                                                                          3,120,540           3,213,201
                                                                        -----------         -----------

Partners' equity (deficit):
   Limited  partners - 60,000 limited  partnership
     units  authorized;  49,512 limited partnership units
     issued and outstanding at June 30, 1999 and
     December 31, 1998 .........................................          1,823,647           3,296,145
   General Partner .............................................           (283,599)           (283,879)
                                                                        -----------         -----------
                                                                          1,540,048           3,012,266
                                                                        -----------         -----------
                                                                        $ 4,660,588         $ 6,225,467
                                                                        ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 ----------------------------        ----------------------------
                                                    1999               1998              1999              1998
                                                 ----------        ----------        ----------        ----------
Revenue:
   Rental revenue .......................        $  321,832        $  309,192        $  648,385        $  646,880
   Interest income on mortgage
    loan investments ....................                --            69,284                --           138,780
   Interest income on mortgage
    loan investments - affiliate.........                --                --                --           108,214
   Other interest income ................            17,218            62,949            52,154            85,112
   Gain on extinguishment of
    mortgage loan investment ............                --         1,025,833                --         1,025,833
                                                 ----------        ----------        ----------        ----------
      Total revenue .....................           339,050         1,467,258           700,539         2,004,819
                                                 ----------        ----------        ----------        ----------

Expenses:
   Interest .............................            60,058            60,994           120,452           122,298
   Depreciation .........................            55,981            59,792           113,886           119,237
   Property taxes .......................            35,826            41,046            71,652            77,938
   Personnel costs ......................            40,168            33,277            78,887            74,074
   Utilities ............................            20,622            19,950            39,803            40,175
   Repairs and maintenance ..............            33,487            28,402            60,262            57,278
   Property management
    fees - affiliates ...................            15,936            15,038            31,755            30,032
   Other property operating
    expenses ............................            14,599            15,583            30,224            36,292
   General and administrative ...........               420           114,765            38,034           163,200
   General and administrative -
    affiliates ..........................            43,309            66,726            87,601           131,126
                                                 ----------        ----------        ----------        ----------
      Total expenses ....................           320,406           455,573           672,556           851,650
                                                 ----------        ----------        ----------        ----------

Net income ..............................        $   18,644        $1,011,685        $   27,983        $1,153,169
                                                 ==========        ==========        ==========        ==========

Net income allocable
   to limited partners ..................        $   18,457        $1,001,568        $   27,703        $1,141,637
Net income allocable
   to General Partner ...................               187            10,117               280            11,532
                                                 ----------        ----------        ----------        ----------
Net income ..............................        $   18,644        $1,011,685        $   27,983        $1,153,169
                                                 ==========        ==========        ==========        ==========

Net income per limited
   partnership unit .....................        $      .37        $    20.23        $      .56        $    23.06
                                                 ==========        ==========        ==========        ==========

Distributions per limited
   partnership unit .....................        $       --        $       --        $    30.30        $    29.94
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                            Total
                                                   General             Limited            Partners'
                                                   Partner             Partners        Equity (Deficit)
                                                 ------------        ------------      ----------------
Balance at December 31, 1997 ............        $  (296,465)        $ 9,282,684         $ 8,986,219

Net income ..............................             11,532           1,141,637           1,153,169

Distributions to limited partners........                 --          (1,482,316)         (1,482,316)
                                                 -----------         -----------         -----------

Balance at June 30, 1998 ................        $  (284,933)        $ 8,942,005         $ 8,657,072
                                                 ===========         ===========         ===========


Balance at December 31, 1998 ............        $  (283,879)        $ 3,296,145         $ 3,012,266

Net income ..............................                280              27,703              27,983

Distributions to limited partners .......                 --          (1,500,201)         (1,500,201)
                                                 -----------         -----------         -----------

Balance at June 30, 1999 ................        $  (283,599)        $ 1,823,647         $ 1,540,048
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    Six Months Ended
                                                                        June 30,
                                                            --------------------------------
                                                                1999                1998
                                                            ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ......................        $   651,511         $   682,464
   Cash paid to suppliers ..........................           (311,266)           (399,169)
   Cash paid to affiliates .........................           (175,418)            (76,193)
   Interest received ...............................             52,154             220,723
   Interest received from affiliate ................                 --             184,958
   Interest paid ...................................           (107,725)           (110,294)
   Property taxes paid .............................               (284)               (281)
   Property taxes escrowed .........................            (73,719)            (81,300)
                                                            -----------         -----------
Net cash provided by operating activities ..........             35,253             420,908
                                                            -----------         -----------

Cash flows from investing activities:
   Additions to real estate investment .............            (53,364)            (20,869)
   Collection of principal on mortgage loan
     investments ...................................                 --              50,880
   Proceeds from payoff of mortgage loan
     investment ....................................                 --           1,992,000
   Collection of principal on mortgage loan
     investments - affiliate .......................                 --               9,126
   Proceeds from payoff of mortgage loan
     investments - affiliate .......................                 --           3,570,896
                                                            -----------         -----------
Net cash provided by (used in) investing
      activities ...................................            (53,364)          5,602,033
                                                            -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note payable .....            (32,935)            (30,366)
   Distributions to limited partners ...............         (1,500,201)         (1,482,316)
                                                            -----------         -----------
Net cash used in financing activities ..............         (1,533,136)         (1,512,682)
                                                            -----------         -----------

Net increase (decrease) in cash and cash
   equivalents .....................................         (1,551,247)          4,510,259

Cash and cash equivalents at beginning of
   period ..........................................          3,070,785           1,824,293
                                                            -----------         -----------

Cash and cash equivalents at end of period .........        $ 1,519,538         $ 6,334,552
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                       Six Months Ended
                                                                           June 30,
                                                                -------------------------------
                                                                   1999                1998
                                                                -----------         -----------
Net income .............................................        $    27,983         $ 1,153,169
                                                                -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation ........................................            113,886             119,237
   Amortization of deferred borrowing costs ............              8,485               7,966
   Amortization of discount on mortgage note
     payable ...........................................              4,466               4,244
   Gain on extinguishment of mortgage loan
     investment ........................................                 --          (1,025,833)
   Changes in assets and liabilities:
     Cash segregated for security deposits .............             (2,968)              1,100
     Accounts receivable ...............................                282             112,159
     Escrow deposits ...................................             70,479              54,806
     Prepaid expenses and other assets .................           (123,168)                 --
     Accounts payable and other accrued
       expenses ........................................             59,329             (26,827)
     Accrued property taxes ............................            (71,122)            (59,112)
     Payable to affiliates .............................            (56,062)             84,965
     Deferred revenue ..................................                 --              (3,312)
     Security deposits and deferred rental
       revenue .........................................              3,663              (1,654)
                                                                -----------         -----------

       Total adjustments ...............................              7,270            (732,261)
                                                                -----------         -----------

Net cash provided by operating activities ..............        $    35,253         $   420,908
                                                                ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $182,958 and $148,528 were outstanding at June 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                         Six Months Ended
                                                            June 30,
                                                  -------------------------
                                                      1999           1998
                                                  ----------      ---------

Property management fees....................      $   31,755      $  30,032
Charged to general and administrative -
   affiliates:
   Partnership administration...............          42,694         55,101
   Asset management fee.....................          44,907         76,025
                                                  ----------      ---------
                                                  $  119,356      $ 161,158
                                                  ==========      =========

Payable to affiliates at June 30, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, disposition fees (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 4.
-------

The Partnership's mortgage loan investments - affiliate were secured by first and second liens on Fort Meigs Plaza Shopping Center, which was owned by an affiliate of the General Partner. On April 20, 1998, Fort Meigs Plaza was sold to a non-affiliate for a gross sales price of $3.8 million. The Partnership received $3,615,353 as payment in full for both principal and interest receivable on the loans, which represented the available cash proceeds from the sale of the property. $3,570,896 of this payment was applied to the principal balance of the loans and the remaining $44,457 was applied to accrued interest receivable.

NOTE 5.
-------

The mortgage loan investment secured by Idlewood Nursing Home matured in February 1998. On May 1, 1998, the Partnership received $2.4 million from the borrower as payment in full for both principal and interest receivable on the loan (the actual balance of the loan was greater than the book value). Since the Partnership owned an 83% participation interest in the note, $408,000 of the $2.4 million settlement was paid to the owner of the remaining 17% of the note, resulting in a net $1,992,000 received as payment on the note.

NOTE 6.
-------

On August 20, 1998, the Partnership received $2,541,572 as payment in full for both principal and interest receivable on the mortgage loan investment secured by Lakeland Nursing Home. Since the Partnership owned a 90% participation interest in the note, $254,157 of the payoff was paid to the owner of the remaining 10% of the note. Of the $2,287,415 net proceeds received, $2,249,181 was applied to the principal balance of the loan and the remaining amount was applied to accrued interest receivable.

NOTE 7.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $92.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $179,226.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses during the second quarter of 1999 in the amount of $(121,397) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI. This overpayment of general and administrative expenses is included in prepaid expenses and other assets on the Balance Sheet at June 30, 1999.

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

The Partnership reported net income of $27,983 for the first six months of 1999 as compared to $1,153,169 for the same period in 1998. Revenues for the first six months of 1999 decreased to $700,539 from $2,004,819 for the first six months of 1998, while expenses were $672,556 for the first six months of 1999 as compared to $851,650 for the same period in 1998.

Net cash provided by operating activities was $35,253 for the six months ended June 30, 1999. The Partnership expended $53,364 for capital improvements, made $32,935 in principal payments on its mortgage note payable and distributed $1,500,201 to the limited partners. Cash and cash equivalents totaled $1,519,538 at June 30, 1999, a net decrease of $1,551,247 from the balance at December 31, 1998.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil

Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors, Inc. based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $92.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $1,128,208 and $1,304,280 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease was mainly due to a gain on extinguishment of mortgage loan investment recognized in 1998. In addition, there was a decrease in interest income on mortgage loan investments, mortgage loan investments - affiliate and other interest income, as discussed below.

Interest income on mortgage loan investments recognized in 1998 relates to the Lakeland Nursing Home mortgage loan investment, which was repaid by the borrower in August 1998. For the three and six months ended June 30, 1998, the Partnership recorded $69,284 and $138,780, respectively, of interest income related to this loan. No such interest income on mortgage loan investments was recorded in the three and six months ended June 30, 1999. Although the Idlewood Nursing Home mortgage loan investment was also repaid by the borrower in 1998, no interest was accrued on this loan in 1998.

Interest income on mortgage loan investments - affiliate recognized in 1998 relates to the Fort Meigs Plaza mortgage loan investments, which were repaid by the borrower in April 1998. The Partnership recorded $108,214 of interest income related to these loans in the first quarter of 1998. No interest income related to these loans was recorded in the second quarter of 1998 as it was determined to be uncollectible.

Other interest income decreased by $45,731 and $32,958 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998, due to an decrease in cash available for short-term investment. The Partnership held approximately $1.5 million of cash and cash equivalents at June 30, 1999 as compared to approximately $6.3 million at June 30, 1998. The greater amount of cash and cash equivalents at June 30, 1998 was mainly due to net cash proceeds received from the payoff of the Lakeland Nursing Home mortgage loan investment and the Fort Meigs Plaza mortgage loan investments - affiliate, which were later distributed to the limited partners subsequent to June 30, 1998.

Expenses:

Total expenses for the three and six month periods ended June 30, 1999 decreased by $135,167 and $179,094, respectively, in relation to the same periods in 1998. The decrease was mainly due to decreases in other property operating expenses, general and administrative expenses and general and administrative - affiliates, as discussed below.

Other property operating expenses decreased by $984 and $6,068 for the quarter and six months ended June 30, 1999, respectively, as compared to the same periods in the prior year. The decrease was mainly due to a decrease in bad debts and property insurance costs at Sterling Springs Apartments in 1999.

General and administrative expenses for the three and six months ended June 30, 1999 decreased by $114,345 and $125,166, respectively, in relation to the same periods in 1998. The decrease was mainly due to a $(121,397) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999, as discussed in Item 1, Note 7.

General and administrative expenses - affiliates decreased by $23,417 and $43,525 for the three and six month periods ended June 30, 1999, respectively, in relation to the same periods in 1998, mainly due to a decrease in asset management fees. The decrease was due to a decline in the tangible asset value of the Partnership, on which the fees are based, due to the payoff of the
Partnership's mortgage loan investments and mortgage loan investments - affiliate in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $35,253 of cash through operating activities for the first six months of 1999 as compared to $420,908 generated during the first six months of 1998. The decrease in 1999 was partially due to a decrease in interest received and interest received from an affiliate relating to the Lakeland Nursing Home and Fort Meigs Plaza loans (see discussions of decreases in interest income on mortgage loan investments and mortgage loan investments - affiliate, above). In addition, the Partnership paid $124,500 of disposition fees to the General Partner in the first quarter of 1999 as discussed in Note 3.

The Partnership expended $53,364 and $20,869 for additions to its real estate investment in the first six months of 1999 and 1998, respectively. The greater amount spent in the first half of 1999 was mainly due to the replacement of retaining walls at Sterling Springs Apartments.

In the first six months of 1998, the Partnership collected $50,880 of principal on mortgage loan investments. No such collections were made in 1999 since the Idlewood Nursing Home loan was repaid in May 1998 and the Lakeland Nursing Home loan was repaid in August 1998.

In May 1998, the Partnership received a net $1,992,000 from the borrower as payment in full for both principal and interest receivable on its 83% participation interest in the Idlewood Nursing Home mortgage loan investment.
No such repayment was received in the first half of 1999.

In April 1998, the Partnership received $3,570,896 to payoff the principal balance of the Fort Meigs Plaza mortgage loan investments - affiliate. No such repayments were received in the first six months of 1999.

The Partnership distributed $1,500,201 and $1,482,316 to the limited partners during the six months ended June 30, 1999 and 1998, respectively.

Short-term liquidity:

At June 30, 1999, the Partnership  held cash and cash equivalents of $1,519,538.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its remaining property.

In 1999, operation of Sterling Springs Apartments is expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the property to preserve its value and competitiveness in the market. The Partnership has budgeted approximately $74,000 for capital improvements to Sterling Springs in 1999, which is expected to be funded from operations of the property.

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

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on the Partnership's property except where improvements are expected to increase the competitiveness and marketability of the property, arranging financing from affiliates or the ultimate sale of the property. See "Recent Developments" above.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, collect payments on its mortgage loan investment and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 3, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. Hearing and oral argument before the Court of Appeals was heard on January 26, 1999. Judgment was entered in favor of the partnerships on June 25, 1999 and the case was once again remanded to the Trial Court. The General Partner is investigating whether it is in the limited partners' best interest to continue to pursue this case.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Part 1,
          Item 1, Note 7.

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


August 16, 1999                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 16, 1999                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)