Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XX L P
filed 1999-11-15
CIK 750334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      September 30, 1999
                                      ------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                    ------------        ------------
ASSETS
------

Real estate investment:
   Land ....................................................        $   392,000         $   392,000
   Buildings and improvements ..............................          4,059,990           3,981,407
                                                                    -----------         -----------
                                                                      4,451,990           4,373,407
   Less:  Accumulated depreciation .........................         (1,696,013)         (1,525,208)
                                                                    -----------         -----------
                                                                      2,755,977           2,848,199

Cash and cash equivalents ..................................          1,710,453           3,070,785
Cash segregated for security deposits ......................             34,066              28,773
Accounts receivable ........................................              5,602               6,603
Escrow deposits ............................................            134,336             180,267
Deferred borrowing costs, net of accumulated
   amortization of $88,882 and $76,154 at
   September 30, 1999 and December 31, 1998,
   respectively ............................................             72,612              85,340
Prepaid expenses and other assets ..........................             10,174               5,500
                                                                    -----------         -----------
                                                                    $ 4,723,220         $ 6,225,467
                                                                    ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net .................................        $ 2,570,101         $ 2,613,312
Accounts payable and other accrued expenses ................             60,559              52,848
Accrued property taxes .....................................            107,194             142,490
Payable to affiliates ......................................            368,695             376,849
Security deposits and deferred rental revenue ..............             35,563              27,702
                                                                    -----------         -----------
                                                                      3,142,112           3,213,201
                                                                    -----------         -----------

Partners' equity (deficit):
   Limited  partners  - 60,000  limited  partnership
     units  authorized;  49,512 limited partnership
     units issued and outstanding at September 30,
     1999 and December 31, 1998 ............................          1,864,297           3,296,145
   General Partner .........................................           (283,189)           (283,879)
                                                                    -----------         -----------
                                                                      1,581,108           3,012,266
                                                                    -----------         -----------
                                                                    $ 4,723,220         $ 6,225,467
                                                                    ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                           ----------------------------        ----------------------------
                                              1999               1998              1999             1998
                                           ----------        ----------        ----------        ----------
Revenue:
   Rental revenue .................        $  350,079        $  320,966        $  998,464        $  967,846
   Interest income on mortgage
    loan investments ..............                --            42,092                --           180,872
   Interest income on mortgage
    loan investments - affiliate ..                --                --                --           108,214
   Other interest income ..........            18,518            93,607            70,672           178,719
   Gain on extinguishment of
    mortgage loan investment ......                --                --                --         1,025,833
                                           ----------        ----------        ----------        ----------
      Total revenue ...............           368,597           456,665         1,069,136         2,461,484
                                           ----------        ----------        ----------        ----------

Expenses:
   Interest .......................            59,714            60,677           180,166           182,975
   Depreciation ...................            56,919            57,626           170,805           176,863
   Property taxes .................            35,826            41,046           107,478           118,984
   Personnel costs ................            37,120            37,242           116,007           111,316
   Utilities ......................            17,125            23,175            56,928            63,350
   Repairs and maintenance ........            25,407            30,005            85,669            87,283
   Property management
    fees - affiliates .............            16,376            15,944            48,131            45,976
   Other property operating
    expenses ......................            14,493            20,835            44,717            57,127
   General and administrative .....            16,840            39,384            54,874           202,584
   General and administrative -
    affiliates ....................            47,717            30,412           135,318           161,538
                                           ----------        ----------        ----------        ----------
      Total expenses ..............           327,537           356,346         1,000,093         1,207,996
                                           ----------        ----------        ----------        ----------

Net income ........................        $   41,060        $  100,319        $   69,043        $1,253,488
                                           ==========        ==========        ==========        ==========

Net income allocable
   to limited partners ............        $   40,650        $   99,316        $   68,353        $1,240,953
Net income allocable
   to General Partner .............               410             1,003               690            12,535
                                           ----------        ----------        ----------        ----------
Net income ........................        $   41,060        $  100,319        $   69,043        $1,253,488
                                           ==========        ==========        ==========        ==========

Net income per limited
   partnership unit ...............        $      .82        $     2.00        $     1.38        $    25.06
                                           ==========        ==========        ==========        ==========

Distributions per limited
   partnership unit ...............        $       --        $   116.14        $    30.30        $   146.08
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998


                                                                                            Total
                                                    General             Limited            Partners'
                                                    Partner             Partners         Equity (Deficit)
                                                  ------------        ------------       ----------------
Balance at December 31, 1997 .............        $  (296,465)        $ 9,282,684         $ 8,986,219

Net income ...............................             12,535           1,240,953           1,253,488

Distributions to limited partners ........                 --          (7,232,590)         (7,232,590)
                                                  -----------         -----------         -----------

Balance at September 30, 1998 ............        $  (283,930)        $ 3,291,047         $ 3,007,117
                                                  ===========         ===========         ===========


Balance at December 31, 1998 .............        $  (283,879)        $ 3,296,145         $ 3,012,266

Net income ...............................                690              68,353              69,043

Distributions to limited partners.........                 --          (1,500,201)         (1,500,201)
                                                  -----------         -----------         -----------

Balance at September 30, 1999 ............        $  (283,189)        $ 1,864,297         $ 1,581,108
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   Nine Months Ended
                                                                     September 30,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .....................        $ 1,006,266         $ 1,006,444
   Cash paid to suppliers .........................           (344,016)           (539,235)
   Cash paid to affiliates ........................           (191,603)            (91,780)
   Interest received ..............................             70,672             375,076
   Interest received from affiliate ...............                 --             184,958
   Interest paid ..................................           (161,079)           (165,000)
   Property taxes paid ............................               (284)               (280)
   Property taxes escrowed ........................           (111,595)           (115,800)
                                                           -----------         -----------
Net cash provided by operating activities .........            268,361             654,383
                                                           -----------         -----------

Cash flows from investing activities:
   Additions to real estate investment ............            (78,583)            (47,877)
   Collection of principal on mortgage loan
     investments ..................................                 --              53,364
   Proceeds from payoff of mortgage loan
     investment ...................................                 --           4,241,181
   Collection of principal on mortgage loan
     investments - affiliate ......................                 --               9,126
   Proceeds from payoff of mortgage loan
     investments - affiliate ......................                 --           3,570,896
                                                           -----------         -----------
Net cash provided by (used in) investing
      activities ..................................            (78,583)          7,826,690
                                                           -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note payable ....            (49,909)            (46,017)
   Distributions to limited partners ..............         (1,500,201)         (7,232,590)
                                                           -----------         -----------
Net cash used in financing activities .............         (1,550,110)         (7,278,607)
                                                           -----------         -----------

Net increase (decrease) in cash and cash
   equivalents ....................................         (1,360,332)          1,202,466

Cash and cash equivalents at beginning of
   period .........................................          3,070,785           1,824,293
                                                           -----------         -----------

Cash and cash equivalents at end of period ........        $ 1,710,453         $ 3,026,759
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

                        MCNEIL REAL ESTATE FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                     Nine Months Ended
                                                                        September 30,
                                                              -------------------------------
                                                                  1999               1998
                                                              ------------        -----------
Net income ...........................................        $    69,043         $ 1,253,488
                                                              -----------         -----------

Adjustments to reconcile  net income to net cash
   provided  by  operating activities:
   Depreciation ......................................            170,805             176,863
   Amortization of deferred borrowing costs ..........             12,728              11,949
   Amortization of discount on mortgage note
     payable .........................................              6,698               6,366
   Gain on extinguishment of mortgage loan
     investment ......................................                 --          (1,025,833)
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........             (5,293)              1,914
     Accounts receivable .............................              1,001             134,062
     Escrow deposits .................................             45,931              24,207
     Prepaid expenses and other assets ...............             (4,674)                 --
     Accounts payable and other accrued
       expenses ......................................              7,711             (18,694)
     Accrued property taxes ..........................            (35,296)            (18,065)
     Payable to affiliates ...........................             (8,154)            115,734
     Deferred revenue ................................                 --              (7,175)
     Security deposits and deferred rental
       revenue .......................................              7,861                (433)
                                                              -----------         -----------

       Total adjustments .............................            199,318            (599,105)
                                                              -----------         -----------

Net cash provided by operating activities ............        $   268,361         $   654,383
                                                              ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $208,977 and $148,528 were outstanding at September 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                              Nine Months Ended
                                                                 September 30,
                                                          ------------------------
                                                            1999            1998
                                                          --------        --------

Property management fees .........................        $ 48,131        $ 45,976
Charged to general and administrative -
   affiliates:
   Partnership administration ....................          64,392          81,188
   Asset management fee ..........................          70,926          80,350
                                                          --------        --------
                                                          $183,449        $207,514
                                                          ========        ========

Payable to affiliates at September 30, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, disposition fees (1998 only), Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $92.

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

The Partnership reported net income of $69,043 for the first nine months of 1999 as compared to $1,253,488 for the same period in 1998. Revenues for the first nine months of 1999 decreased to $1,069,136 from $2,461,484 for the first nine months of 1998, while expenses were $1,000,093 for the first nine months of 1999 as compared to $1,207,996 for the same period in 1998.

Net cash provided by operating activities was $268,361 for the nine months ended September 30, 1999. The Partnership expended $78,583 for capital improvements, made $49,909 in principal payments on its mortgage note payable and distributed $1,500,201 to the limited partners. Cash and cash equivalents totaled $1,710,453 at September 30, 1999, a net decrease of $1,360,332 from the balance at December 31, 1998.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $92.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $88,068 and $1,392,348 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The decrease was mainly due to a gain on extinguishment of mortgage loan investment recognized in 1998. In addition, there was a decrease in interest income on mortgage loan investments, mortgage loan investments - affiliate and other interest income, as discussed below.

Interest income on mortgage loan investments recognized in 1998 relates to the Lakeland Nursing Home mortgage loan investment, which was repaid by the borrower in August 1998. For the three and nine months ended September 30, 1998, the Partnership recorded $42,092 and $180,872, respectively, of interest income related to this loan. No such interest income on mortgage loan investments was recorded in the three and nine months ended September 30, 1999. Although the Idlewood Nursing Home mortgage loan investment was also repaid by the borrower in 1998, no interest was accrued on this loan in 1998.

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

Other interest income decreased by $75,089 and $108,047 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998, due to a decrease in cash available for short-term investment. The Partnership held approximately $1.7 million of cash and cash equivalents at September 30, 1999 as compared to approximately $3.0 million at September 30, 1998.

Expenses:

Total expenses for the three and nine month periods ended September 30, 1999 decreased by $28,809 and $207,903, respectively, in relation to the same periods in 1998. The decrease was mainly due to decreases in utilities, other property operating expenses, general and administrative expenses and general and administrative affiliates, as discussed below.

For the three and nine months ended September 30, 1999, utilities decreased by $6,050 and $6,422, respectively, as compared to the same periods in 1998, mainly due to a decrease in water usage in the most recent quarter.

Other property operating expenses decreased by $6,342 and $12,410 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in the prior year. The decrease was mainly due to a decrease in property insurance costs at Sterling Springs Apartments in 1999.

General and administrative expenses for the three and nine months ended September 30, 1999 decreased by $22,544 and $147,710, respectively, in relation to the same periods in 1998. The decrease was mainly due to a $(121,397) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999, as discussed in Item 1, Note 7.

General and administrative expenses - affiliates increased by $17,305 and decreased by $26,220 for the three and nine month periods ended September 30, 1999, respectively, in relation to the same periods in 1998. The overall decrease was mainly due to a decrease in asset management fees due to a decline in the tangible asset value of the Partnership, on which the fees are based, due to the payoff of the Partnership's mortgage loan investments and mortgage loan investments - affiliate in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $268,361 of cash through operating activities for the first nine months of 1999 as compared to $654,383 generated during the first nine months of 1998. The decrease in 1999 was partially due to a decrease in interest received on the Lakeland Nursing Home loan and interest received from an affiliate on the Fort Meigs Plaza loans (see discussions of decreases in interest income on mortgage loan investments and mortgage loan investments - affiliate, above). In addition, the Partnership paid $124,500 of disposition fees to the General Partner in the first quarter of 1999 as discussed in Item 1,
Note 3. These decreases in cash provided by operating activities were partially offset by a decrease in cash paid to suppliers due to a decline in general and administrative expenses, as discussed above.

The Partnership expended $78,583 and $47,877 for additions to its real estate investment in the first nine months of 1999 and 1998, respectively. The greater amount spent in the first nine months of 1999 was mainly due to the replacement of retaining walls at Sterling Springs Apartments.

In the first nine months of 1998, the Partnership collected $53,364 of principal on mortgage loan investments. No such collections were made in 1999 since the Idlewood Nursing Home loan was repaid in May 1998 and the Lakeland Nursing Home loan was repaid in August 1998.

In May 1998, the Partnership received a net $1,992,000 from the borrower as payment in full for both principal and interest receivable on its 83% participation interest in the Idlewood Nursing Home mortgage loan investment. In August 1998, the Partnership received a net $2,249,181 from the borrower as payment in full for both principal and interest receivable on its 90% participation interest in the Lakeland Nursing Home mortgage loan investment.
No such repayments were received in the first nine months of 1999.

In April 1998, the Partnership received $3,570,896 to payoff the principal balance of the Fort Meigs Plaza mortgage loan investments - affiliate. No such repayments were received in the first nine months of 1999.

The Partnership distributed $1,500,201 and $7,232,590 to the limited partners during the nine months ended September 30, 1999 and 1998, respectively.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $1,710,453. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its remaining property.

In 1999, operation of Sterling Springs Apartments is expected to provide sufficient positive cash flow for normal operations. Management will perform routine repairs and maintenance on the property to preserve its value and competitiveness in the market. Capital improvements to Sterling Springs in 1999 are expected to be funded from operations of the property.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial  Data    Schedule  for the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                        MCNEIL REAL ESTATE FUND XX, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XX, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner


November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)